Form 10-Q
period 1995-04-01
CORCOM INC
filed 1995-04-25
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended:        April 1, 1995

                                     OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number:         0-9487

                               CORCOM, INC.
           (Exact name of registrant as specified in its charter)

                Illinois                               36-2307626
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

           844 E. Rockland Road, Libertyville, Illinois     60048
           (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code  (708) 680-7400

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [x]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

     Common Stock, No Par Value--3,658,386 Shares as of April 19, 1995

                                CORCOM, INC.

                                   INDEX

PART I -- FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Condensed Balance Sheets --
              April 1, 1995 (Unaudited) and
              December 31, 1994

              Consolidated Condensed Statements of Operations (Unaudited) for the Thirteen Weeks Ended April 1, 1995 and
              April 2, 1994

              Consolidated Condensed Statements of Cash Flows
              (Unaudited)--For the Thirteen Weeks Ended
              April 1, 1995 and April 2, 1994

              Notes to Consolidated Condensed Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K

              Signatures

              Exhibit  4.1 -- Loan Agreement and Note with American National
                              Bank and Trust Company of Chicago

              Exhibit 11.1 -- Computation of Earnings per Share

              Exhibit 27.1 -- Financial Data Schedule (EDGAR ONLY)

                     PART I.  --  FINANCIAL INFORMATION

                                CORCOM, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, except Share Data)
                                          April 1,   December 31,
                                           1995          1994
                                        (Unaudited)

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $   339        $   202
  Accounts receivable--net                   4,832          4,225
  Inventories--Note B                        6,501          6,418
  Other current assets                         412            572
     Total current assets                   12,084         11,417

PROPERTY, PLANT AND EQUIPMENT--AT COST      16,680         16,302
  Less allowances for depreciation
  and amortization                          13,210         12,903
  Net Property Plant & Equipment             3,470          3,399

TOTAL ASSETS                               $15,554        $14,816

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                           $     0        $   130
  Current portion of long-term debt            278            300
  Accounts payable                           1,449          1,235
  Other accrued liabilities                  1,090          1,257
  Notes payable                                428            249

     Total current liabilities               3,245          3,171

LONG-TERM DEBT                                 200            213

STOCKHOLDERS' EQUITY
  Common stock, no par value:
  Authorized 10,000,000 shares; issued
  (including shares in treasury) -
  3,658,543 shares in 1995 and
  3,619,543 in 1994                         13,839         13,749
  (Accumulated deficit)                     (1,729)        (2,235)
  Accumulated exchange rate adjustment          (1)           (82)
                                            12,109         11,432
Less cost of common stock in treasury--
  157 shares in 1995 and 1994                    0              0
                                            12,109         11,432
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $15,554        $14,816

See notes to Consolidated Condensed Financial Statements.

                                   CORCOM, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In Thousands, except Share Data)
                                             Thirteen Weeks Ended
                                       April 1, 1995     April 2, 1994
Net sales                               $6,920           $6,496
Costs and expenses:
   Cost of sales                         4,464            4,519
   Engineering expenses                    298              299
   Selling, administrative
      and other expenses                 1,601            1,181
   Interest expense                         25               86

   Total cost and expenses               6,388            6,085

Earnings before income taxes               532              411

Income taxes                                26                8

Net earnings                            $  506           $  403

Average number of common and common
   equivalent shares outstanding     3,798,144        3,638,637

Net earnings per common and common
   equivalent share--Note C             $ 0.13           $ 0.11

Cash dividends have not been declared in the periods covered by these statements.

See notes to Consolidated Condensed Financial Statements.


                                   CORCOM, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Thousands)
                                                Thirteen Weeks Ended
                                         April 1, 1995        April 2, 1994

OPERATING ACTIVITIES
  Net cash flows from operating
   activities                            $    364             $    (75)

INVESTING ACTIVITIES
  Additions to property, plant
   and equipment, net                        (331)                 (69)
  Proceeds from sale of property                0                2,541
  TOTAL INVESTING ACTIVITIES                 (331)               2,472


FINANCING ACTIVITIES
  Proceeds from borrowings under notes
   payable and long-term debt                 190                    0
  Stock options exercised                      90                    0
  Repayments of notes payable and
   long-term debt                             (46)              (2,230)
  Change in cash overdraft                   (130)                (241)
  TOTAL FINANCING ACTIVITIES                  104               (2,471)

Effect of exchange rate changes on cash
  and cash equivalents                          0                    2

INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS             137                  (72)

Cash and cash equivalents at beginning
  of year                                     202                  238

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $   339               $  166


See notes to Consolidated Condensed Financial Statements

                                   CORCOM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1994.

NOTE B--INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):

                               April 1, 1995        April 2, 1994

     Finished products             $2,760               $2,848
     Materials and work-in-process  3,741                3,570
                                   $6,501               $6,418


NOTE C--EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period.

NOTE D--INCOME TAXES

The provision for income taxes in 1995 as a percentage of earnings before income taxes is less than the federal statutory rate due principally to the effect of utilization of net operating loss carryovers.

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of April 1, 1995 are as follows (in thousands):

     Deferred tax assets             $4,832
     Less valuation allowance        (4,832)
     Net deferred tax assets         $    0

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1995 vs. First Quarter 1994

Net sales for the first quarter 1995 were $6,920,000, an increase of 6.5 % from the $6,496,000 reported in the first quarter of 1994. This increase was commensurate with the increase in the overall electronics market.

Cost of sales for the current quarter were 64.5% of net sales compared to 69.6% for the first quarter of 1994. The improvement is due to lower costs at the Company's North American manufacturing facilities.

Engineering expenses, at $298,000 in the first quarter of 1995, were about the same as the $299,000 reported in the first quarter of 1994. Selling, administrative, and other expenses rose in the first quarter of 1995 to $1,601,000 from the $1,181,000 reported in the first quarter of 1994 due principally to the fact that a $241,000 one-time gain on the sale of real estate in the first quarter of 1994 was not repeated in 1995 and also to the fact more sales commission were paid on the higher level of sales in 1995.

Interest expense was $25,000 in the first quarter of 1995 as compared to $86,000 in the first quarter of 1994, the result of lower borrowings in the current period.

Income tax expense was $26,000 in the first quarter of 1995 as compared to $8,000 in the first quarter of 1994.

Net earnings for the first quarter of 1995 were $506,000 ($0.13 per share on average shares outstanding of 3,798,144). This compares to earnings of $403,000 including the gain on sale of real estate ($0.11 per share on 3,638,637 average shares outstanding) for the first quarter of 1994.


Liquidity and Capital Resources

On April 3, 1995, the Company entered into a new loan agreement with American National Bank and Trust Company of Chicago. This agreement is a one year, presently unsecured line of credit with maximumborrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement replaces the secured line of credit with Norwest Business Credit, Inc. which had been established in June 1991. Maximum borrowings under the old agreement were $5,000,000, of which $4,600,000 was a revolving credit facility and $400,000 was a term loan. The borrowings were collateralized by domestic inventory and receivables. The interest rate under the old loan agreement was the Bank's prime rate plus two and one half percent.

The Company was borrowing $478,000 against its line of credit as of April 1, 1995. This compares to borrowings of $513,000 as of December 31, 1994.

The Company does not believe that it will need to identify additional sources of capital over the next year and feels that cash provided by operating activities and the existing credit facility will be sufficient to meet its operating needs and capital resource requirements.

                            PART II. OTHER INFORMATION


                                   CORCOM, INC.



Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibit No.                 Description

              4.1             Loan Agreement with American
                              National Bank and Trust Company
                              of Chicago

             11.1             Computation of Earnings
                              per share

             27.1             Financial Data Schedule (EDGAR ONLY)


      (b) The Company did not file any reports on Form 8-K during the thirteen week period ended April 1, 1995.

                                   CORCOM, INC.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CORCOM, INC.


Dated:  April 25, 1995                        Thomas J. Buns

                                         By:  Thomas J. Buns
                                              Vice President and Treasurer
                                              (Principal Financial Officer)