Form 10-Q
period 1995-07-01
CORCOM INC
filed 1995-07-31
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended   July 1, 1995

                                    OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-9487

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

                             NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report.

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

      Common Stock, No Par Value--3,706,386 Shares as of July 27, 1995

                             CORCOM, INC.

                                 INDEX


PART I--FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets--July 1, 1995 (Unaudited) and December 31, 1994

               Consolidated Condensed Statements of Operations
               (Unaudited)--For the Thirteen Weeks and Twenty-Six
               Weeks Ended July 1, 1995 and July 2, 1994

               Consolidated Condensed Statements of Cash Flows
               (Unaudited)--For the Twenty-Six Weeks Ended July 1, 1995 and July 2, 1994

               Notes to Consolidated Condensed Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II--OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

               Signatures

               Exhibit 11.1--Computation of Earnings per Share

               Exhibit 27.1--Financial Data Schedule (EDGAR only)

                         PART I. FINANCIAL INFORMATION
                                CORCOM, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, except Share Data)
                                          July 1,    December 31,
                                           1995          1994
                                                      (Unaudited)
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $   364        $   202
  Accounts receivable--net                   4,402          4,225
  Inventories--Note B                        7,199          6,418
  Other current assets                         642            572
     Total current assets                   12,607         11,417

PROPERTY, PLANT AND EQUIPMENT--AT COST      17,364         16,302
  Less accumulated depreciation
  and amortization                          13,409         12,903
                                             3,955          3,399

TOTAL ASSETS                               $16,562        $14,816


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                           $   207        $   130
  Current portion of long-term debt             54            300
  Accounts payable                           1,980          1,235
  Other accrued liabilities                  1,148          1,257
  Notes payable                                142            249
     Total current liabilities               3,531          3,171

LONG-TERM DEBT                                 190            213

STOCKHOLDERS' EQUITY
  Common stock, no par value:
   Authorized 10,000,000 shares; issued
   (including shares in treasury) -
   3,662,543 shares in 1995 and 3,619,543
   shares in 1994                           13,844         13,749
   (Accumulated deficit)                      (988)        (2,235)
   Accumulated exchange rate adjustments       (15)           (82)
                                            12,841         11,432

Less cost of common stock in treasury--
  157 shares in 1995 and 1994                    0              0
                                            12,841         11,432
                                           $16,562        $14,816

See notes to Consolidated Condensed Financial Statements.

                               CORCOM, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In Thousands, except Share Data)

                            Thirteen Weeks Ended  Twenty-Six Weeks Ended
                              July 1,    July 2,   July 1,    July 2,
                                1995      1994      1995       1994
Net sales                      $7,691    $6,547   $14,611    $13,043
Costs and expenses
   Cost of sales                4,739     4,372     9,203      8,891
   Engineering expenses           321       291       619        590
   Selling, administrative
     and other expenses         1,781     1,451     3,382      2,632
   Interest expense                35        42        60        128
                                6,876     6,156    13,264     12,241

Earnings before income taxes      815       391     1,347        802

Income taxes                       74        14       100         22

Net earnings                   $  741    $  377    $1,247     $  780

Average number of common
and common equivalent
shares outstanding          3,848,890 3,716,626 3,821,533  3,682,082

Net earnings per common
and common equivalent
share--Note C                   $ .19     $ .10     $ .33      $ .21

Cash dividends have not been declared in the periods covered by these statements.

See notes to Consolidated Condensed Financial Statements.

                                CORCOM, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                              Twenty-Six Weeks Ended
                              						        July 1, 1995  July 2, 1994
OPERATING ACTIVITIES
    Net cash flows from operating activities    $1,471      $   493

INVESTING ACTIVITIES
   Additions to property, plant and
   equipment, net                			            (1,105)        (258)
   Proceeds from  sale of property                            2,548

   Net cash provided by (used in) investing
   activities                                   (1,105)       2,290

FINANCING ACTIVITIES
   Treasury stock purchases                                     (11)
   Stock options exercised                          95            7
    Repayments of notes payable and
    long-term debt                                (603)      (2,924)
    Proceeds from borrowings under notes
    payable and long-term debt                     227          288
    Change in cash overdraft                        77          (70)

    Net cash used in financing activies           (204)      (2,710)


     INCREASE IN CASH AND CASH EQUIVALENTS         162           73

     Cash and cash equivalents at
     beginning of period                           202          238

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   364      $   311

See notes to Consolidated Condensed Financial Statements.

                                CORCOM, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a format provided by the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):

                                     July 1, 1995     December 31, 1994
     Finished products                  $2,801              $2,848
     Materials and work-in-process       4,398               3,570
                                        $7,199              $6,418

NOTE C--EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period. Primary and fully diluted amounts per share are the same for each period presented.

NOTE D--INCOME TAXES

The provision for income taxes in 1995 as a percentage of earnings before income taxes is less than the federal statutory rate due principally to the effect of utilization of net operating loss carryovers.

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of July 1, 1995 are as follows (in thousands):

     Deferred tax assets             $4,448
     Less valuation allowance        (4,448)
     Net deferred tax assets      $       0

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Results of Operations - Second Quarter 1995 vs. Second Quarter 1994

Net sales for the second quarter 1995 were $7,691,000, an increase of 17.5% from the $6,547,000 reported in the second quarter of 1994. This increase was commensurate with the increase in the overall electronics market. There were no appreciable price changes year to year.

Cost of sales for the current quarter was 61.6% of net sales compared to 66.7% for the second quarter of 1994. The improvement is the result of lower costs at the Company's North American manufacturing facilities coupled with the leverage provided by the higher sales volume in 1995. A portion of the Company's manufacturing costs are Mexican peso based. The devaluation of the peso relative to the dollar late in 1994 has been a significant contributor to the manufacturing cost reductions. Should the value of the peso increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise.

Engineering expenses, at $321,000 in the second quarter of 1995, were slightly higher than the $291,000 reported in the second quarter of 1994. This increase was due to higher safety agency registration fees in the current period. Selling, administrative, and other expenses increased in the second quarter of 1995 to $1,781,000 from the $1,451,000 reported in the second quarter of 1994. The main areas of increase were commission expense and duty costs (both of which are volume related), income-related incentive compensation costs, sample costs, which were higher because of an aggressive sampling program on the Company's Chameleon line of power entry modules, and higher health insurance costs.

Interest expense was $35,000 in the second quarter of 1995 as compared to $42,000 in the second quarter of 1994, the result of lower borrowings in the current period as well as a lower interest rate.

Income tax expense was $74,000 in the second quarter of 1995 as compared to $14,000 in the second quarter of 1994. This increase was the result of higher earnings in the current period.

Net earnings for the second quarter of 1995 were $741,000 ($0.19 per share on average shares outstanding of 3,848,890). This compares to earnings of $377,000 ($0.10 per share on 3,716,626 average shares outstanding) for the second quarter of 1994.

Results of Operations - First Half 1995 vs. First Half 1994

Net sales for the first half 1995 were $14,611,000, an increase of 12.0% from the $13,043,000 reported in the first half of 1994. This increase was commensurate with the increase in the overall electronics market. There were no appreciable price changes year to year.

Cost of sales for the first half of 1995 was 63.0% of net sales compared to 68.2% for the first half of 1994. The improvement is the result of lower costs at the Company's North American manufacturing facilities coupled with the leverage provided by the higher sales volume in 1995. A portion of the Company's manufacturing costs are Mexican peso based. The devaluation of the peso relative to the dollar late in 1994 has been a significant contributor to the manufacturing cost reductions. Should the value of the peso increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise.

Engineering expenses, at $619,000 in the first half of 1995, were slightly higher than the $590,000 reported in the first half of 1994. This increase was due to higher safety agency registration fees in the current period. Selling, administrative, and other expenses increased in the first half of 1995 to $3,382,000 from the $2,632,000 reported in the first half of 1994.
The main areas of increase were commission expense and duty costs (both of which are volume related), income-related incentive compensation costs, sample costs, which were high because of an aggressive sampling program on the Company's Chameleon line of power entry modules, and higher health insurance costs. Also, a $241,000 one-time gain on the sale of real estate in 1994 was not repeated in 1995.

Interest expense was $60,000 in the first half of 1995 as compared to $128,000 in the first half of 1994, the result of lower borrowings in the current period as well as a lower interest rate.

Income tax expense was $100,000 in the first half of 1995 as compared to $22,000 in the first half of 1994. This increase was the result of higher earnings in the current period.

Net earnings for the first half of 1995 were $1,247,000 ($0.33 per share on average shares outstanding of 3,821,533). This compares to earnings of $780,000 (including a one-time gain on the sale of real estate of $241,000) ($0.21 per share on 3,682,082 average shares outstanding) for the first half of 1994.


Liquidity and Capital Resources

On April 3, 1995, the Company entered into a new loan agreement with American National Bank and Trust Company of Chicago. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement replaces the secured line of credit with Norwest Business Credit, Inc. which had been established in June, 1991. Maximum borrowings under the old agreement were $5,000,000 of which $4,600,000 was a revolving credit facility and $400,000 was a term loan. The borrowings were collateralized by domestic inventory and receivables. The interest rate under the old loan agreement was the Bank's prime rate plus two and one half percent.

The Company was not borrowing any funds against its line of credit as of July 1, 1995. This compares with borrowings of $513,000 as of December 31, 1994.

The Company does not believe that it will need to identify additional sources of capital over the next year and feels that cash provided by operating activities and the existing credit facility (if renewed) will be sufficient to meet its operating needs and capital resource requirements.

                       PART II. OTHER INFORMATION

                                CORCOM, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held May 18, 1995, the following vote totals were tabulated:

     1.  Election of Directors

     Nominees                Number of Votes       Votes Withheld
     George B. Berry            3,038,971                4,150
     Werner E. Neuman           3,036,571                6,550
     David B. Pivan             3,036,071                7,050
     Herbert L. Roth            3,036,071                7,050
     James A. Steinback         3,038,971                4,150
     Gene F. Straube            3,036,071                6,550
     Renato Tagiuri             3,036,071                7,050

     There were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibit No.                      Description

             11.1                  Computation of Earnings per share

             27.1                  Financial Data Schedule (EDGAR only)

      (b) The Company did not file any reports on Form 8-K during the thirteen week period ended July 1, 1995.

                                  CORCOM, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Corcom, Inc.



Dated:  July 31, 1995                        Thomas J. Buns
                                        By:  Thomas J. Buns
                                        Vice President, and Treasurer
                                        (Principal Financial Officer)