Form 10-Q
period 1995-09-30
CORCOM INC
filed 1995-10-26
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
		                      Washington, D.C.  20549

                       			      FORM 10-Q

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                		   THE SECURITIES EXCHANGE ACT OF 1934

	            For the Quarterly period ended September 30, 1995

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

                      			 Yes [x]            No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, No Par Value--3,734,386 Shares as of October 7, 1995.

                               CORCOM, INC.

                                  INDEX


PART I--FINANCIAL INFORMATION

     Item 1.    Financial Statements

              		Consolidated Condensed Balance Sheets--September 30, 1995
		              (Unaudited) and December 31, 1994

		              Consolidated Condensed Statements of Operations
                (Unaudited)--For the Thirteen Weeks and Thirty-Nine
	              	Weeks Ended September 30, 1995 and October 1, 1994

                Consolidated Condensed Statements of Cash Flows
                (Unaudited)--For the Thirty-Nine Weeks Ended
                September 30, 1995 and October 1, 1994

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

                Signatures

                Exhibit 11.1--Computation of Earnings per Share

                Exhibit 27.1--Financial Data Schedule (EDGAR only)

                         PART I. FINANCIAL INFORMATION
                                 CORCOM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, except Share Data)
                                      September 30,            December 31,
                                          1995                     1994
                                       (Unaudited)
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $   169                 $   202
  Accounts receivable--net                  4,773                   4,225
  Inventories--Note B                       7,831                   6,418
  Other current assets                        597                     572
     Total current assets                  13,370                  11,417

PROPERTY, PLANT AND EQUIPMENT--AT COST     17,236                  16,302
  Less accumulated depreciation
  and amortization                         13,449                  12,903
                                            3,787                   3,399
TOTAL ASSETS                              $17,157                 $14,816


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                          $   189                 $   130
  Current portion of long-term debt            54                     300
  Accounts payable                          1,554                   1,235
  Other accrued liabilities                 1,442                   1,257
  Notes payable                                66                     249
     Total current liabilities              3,305                   3,171

LONG-TERM DEBT                                176                     213

STOCKHOLDERS' EQUITY
  Common stock, no par value:
   Authorized 10,000,000 shares; issued
   (including shares in treasury) -
   3,734,543 shares in 1995 and 3,619,543
   shares in 1994                          13,935                  13,749
(Accumulated deficit)                        (235)                 (2,235)
 Accumulated exchange rate adjustments        (24)                    (82)
                                           13,676                  11,432

  Less cost of common stock in treasury--
  157 shares in 1995 and 1994                   0                       0
                                           13,676                  11,432
TOTAL LIABILITIES & EQUITY                $17,157                 $14,816

See notes to Consolidated Condensed Financial Statements.

                                  CORCOM, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (In Thousands, except Share Data)


                         Thirteen Weeks Ended     Thirty-Nine Weeks Ended
			                      Sept 30,     Oct 1,        Sept 30,      Oct 1,
			                        1995        1994          1995          1994
Net sales                 $7,729       $6,569        $22,340       $19,612
Costs and expenses
   Cost of sales           4,815        4,457         14,018        13,348
   Engineering expenses      327          261            946           851
   Selling, administrative
     and other expenses    1,776        1,492          5,158         4,124
   Interest expense            5           22             65           150
                           6,923        6,232         20,187        18,473

Earnings before income
   taxes                     806          337          2,153         1,139

Income taxes                  53           31            153            53

Net earnings              $  753     $    306         $2,000        $1,086

Average number of common
and common equivalent
shares outstanding     3,922,580    3,769,372      3,837,496     3,714,499

Net earnings per common
and common equivalent
share--Note C         $     0.19   $     0.08     $     0.52    $     0.29

Cash dividends have not been declared in the periods covered by these statements.

See notes to Consolidated Condensed Financial Statements.

                                 CORCOM, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)
                                             Thirty-Nine Weeks Ended
					                                      September 30,      October 1,
						                                         1995               1994
OPERATING ACTIVITIES
   Net cash flows from operating activities     $1,404          $1,203

INVESTING ACTIVITIES
   Additions to property, plant and
       equipment, net                           (1,216)           (804)
   Proceeds from sale of property                                2,548

   Net cash provided by (used in) investing
   activities                                   (1,216)          1,744

FINANCING ACTIVITIES
   Treasury stock purchases                                        (11)
   Stock options exercised                         186              18
   Repayments of notes payable and
       long-term debt                             (693)         (3,066)
   Proceeds from borrowings under notes
       payable and long-term debt                  227             376
   Change in cash overdraft                         59            (130)

   Net cash used in financing activities          (221)         (2,813)

   INCREASE (DECREASE) IN
	  CASH AND CASH EQUIVALENTS                       (33)            134

   Cash and cash equivalents at beginning
       of year                                     202             238

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  169          $  372

See notes to consolidated Condensed Financial Statements.

                                CORCOM, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--INVENTORIES

Major classes of the Company's inventories, at the lower of first-in, first-out cost or market, are as follows (in thousands):

                           				   September 30, 1995       December 31, 1994

Finished products                         $3,444                 $2,848
Materials and work-in-process              4,387                  3,570
                                          $7,831                 $6,418

NOTE C--EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period.

NOTE D--INCOME TAXES

The provision for income taxes in 1995 as a percentage of earnings before income taxes is substantially less than the federal statutory rate due principally to the effect of utilization of net operating loss carryovers.

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of September 30, 1995 are as follows (in thousands):

     Deferred tax assets                $ 4,303
     Less valuation allowance            (4,303)
     Net deferred tax assets            $     0

        	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			                       AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1995 vs. Third Quarter 1994

Net sales for the third quarter 1995 were $7,729,000, an increase of 17.7% from the $6,569,000 reported in the third quarter of 1994. This increase was principally a result of an increase in the overall electronics market. There were no appreciable price changes year to year.

Cost of sales for the current quarter was 62.3% of net sales compared to 67.8% for the third quarter of 1994. The improvement was the result of lower costs at the Company's North American manufacturing facilities coupled with the leverage provided by the higher sales volume in 1995. A portion of the Company's manufacturing costs are Mexican peso based. The devaluation of the peso relative to the dollar late in 1994 has been a significant contributor to the manufacturing cost reductions. Should the value of the peso increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise.

Engineering expenses, at $327,000 in the third quarter of 1995, were higher than the $261,000 reported in the third quarter of 1994. This increase was due to higher safety agency registration fees and model shop expenses in the current period. Selling, administrative, and other expenses increased in the third quarter of 1995 to $1,776,000 from the $1,492,000 reported in the third quarter of 1994. The main areas of increase were volume-related commission expense and income-related incentive compensation costs.

Interest expense was $5,000 in the third quarter of 1995 as compared to $22,000 in the third quarter of 1994, the result of lower borrowings in the current period as well as a lower interest rate.

Income tax expense was $53,000 in the third quarter of 1995 as compared to $31,000 in the third quarter of 1994. This increase was the result of higher earnings in the current period.

Net earnings for the third quarter of 1995 were $753,000 ($0.19 per share on average shares outstanding of 3,922,580). This compares to earnings of $306,000 ($0.08 per share on 3,769,372 average shares outstanding) for the third quarter of 1994.


Results of Operations - Nine Months 1995 vs. Nine Months 1994

Net sales for the nine month period to date in 1995 were $22,340,000, an increase of 13.9% from the $19,612,000 reported for the same period of 1994. This increase was principally the result of an increase in the overall electronics market. There were no appreciable price changes year to year.

Cost of sales for the current period was 62.7% of net sales compared to 68.1% for the first three quarters of 1994. The improvement was the result of lower costs at the Company's North American manufacturing facilities coupled with the leverage provided by the higher sales volume in 1995.

A portion of the Company's manufacturing costs are Mexican peso based. The devaluation of the peso relative to the dollar late in 1994 has been a significant contributor to the manufacturing cost reductions. Should the value of the peso increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise.

Engineering expenses, at $946,000 in the first three quarters of 1995, were slightly higher than the $851,000 reported in the first three quarters of 1994. This increase was due mainly to higher safety agency registration fees in the current period. Selling, administrative, and other expenses increased in the first three quarters of 1995 to $5,158,000 from the $4,124,000 reported in the first three quarters of 1994. The main areas of increase were commission expense and duty costs (both of which are volume related), income-related incentive compensation costs, sample costs, which were high because of an aggressive sampling program on the Company's Chameleon line of power entry modules, and higher self-insurance costs. Also, a $241,000 one-time gain on the sale of real estate in 1994 was not repeated in 1995.

Interest expense was $65,000 in the first three quarters of 1995 as compared to $150,000 in the first three quarters of 1994, the result of lower borrowings in the current period as well as a lower interest rate.

Income tax expense was $153,000 in the first three quarters of 1995 as compared to $53,000 in the first three quarters of 1994. This increase was the result of higher earnings in the current period.

Net earnings for the first three quarters of 1995 were $2,000,000 ($0.52 per share on average shares outstanding of 3,837,496). This compares to earnings of $1,086,000 (including a one time gain on the sale of real estate of $241,000) ($0.29 per share on 3,714,499 average shares outstanding) for the first three quarters of 1994.


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

The Company had not borrowed any funds against its line of credit as of
September 30, 1995.   This compares with borrowings of $513,000 as of
December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibit No.         Description


	      11.1            Computation of Earnings per share

	      27.1            Financial Data Schedule (EDGAR only)


      (b) The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1995.

                                CORCOM, INC.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Corcom, Inc.



Dated:  October 25, 1995                   s/s Thomas J. Buns

                                   					   By:     Thomas J. Buns
					                                      Vice President, and Treasurer
					                                      (Principal Financial Officer)