Form 10-K
period 1995-12-31
CORCOM INC
filed 1996-03-15
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

				FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

		   For the Fiscal year ended  December 31, 1995

				      OR


		  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

			  Commission file number 0-9487

				   CORCOM, INC.
	   (Exact name of registrant as specified in its charter)

		Illinois                              36-2307626
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

		   844 E. Rockland Road, Libertyville, Illinois 60048
		(Address of principal executive offices)       (Zip Code)

	   Registrant's telephone number, including area code (847)680-7400

	       Securities registered pursuant to Section 12(b) of the Act:

					  None

	       Securities registered pursuant to Section 12(g) of the Act:

			    Common Stock, no par value
				 (Title of class)

	Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   [X]   No  [ ]

	Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment of this Form 10-K. [ ]

	State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value has been computed by reference to the closing price of such stock as of March 6, 1996: Approximately $11,700,000.

	Indicate the number of shares outstanding of the registrant's common
stock as of March 6, 1996:   3,761,543.

	Documents incorporated by reference: Definitive proxy statement to be filed for 1996 annual meeting (Part III).

				PART I

Item 1.  Business.

	CORCOM, Inc. is an Illinois corporation incorporated in March, 1955. Except as otherwise indicated by the context, references herein to "CORCOM" or the "Company" mean CORCOM, Inc. and its subsidiaries.
CORCOM's business consists of the design, manufacture, and sale of radio frequency interference filters to the commercial, military, and facility filter markets. The Company also manufactures and sells a broad line of power entry devices that are used to connect electronic equipment to an external power source.

Products

	Radio frequency interference (RFI) filters are electronic components used to protect electronic equipment from radio frequency interference conducted through the AC power cord. They are also used to control the emission of the RFI generated by electronic equipment so these emissions do not interfere with other electronic devices. Customers purchase RFI filters for emission control purposes to bring their equipment into compliance with government regulations that limit the amount of radio frequency interference that can be emitted by digital computing devices.
The Company also manufactures a complete line of Signal Sentry(tm) products, filtered modular RJ jacks designed to solve RFI problems on signal lines.

	CORCOM maintains a catalog of standard commercial filters that contains approximately 500 designs, offering a variety of sizes, electrical configurations, current ratings and environmental capabilities. These filters consist of electronic circuits utilizing passive electrical components: inductance coils, capacitors, and resistors. These are enclosed in a metal or plastic case having terminals, lead wires, or an integral connector, for attachment to associated equipment. Sales of commercial filters, including Signal Sentry(tm) products, accounted for approximately 70% of consolidated net sales in 1995, 74% in 1994, and 70% in 1993.

	CORCOM also manufactures and sells RFI filters for the military and facility markets. Both product lines are similar to commercial filters in their basic function and design. However, military filters are subject to extremely high performance requirements as described by military specification. Facility filters are larger versions of the Company's line of commercial filters and are used to control RFI conducted through the main power line feeding secure facilities. Together they represented 5% of 1995 sales, 8% of 1994 sales, and 13% of 1993 sales.

	The Company also distributes a line of power entry products that are used to connect electronic equipment with a power source. These devices come in a variety of configurations and may include an on-off switch, voltage selector, fuse holder, and an IEC connector. Some power entry products also contain an RFI filter. CORCOM's line of power entry products contains items of its own design, plus some products obtained under a private label agreement. Sales of power entry devices accounted for 25% of consolidated net sales in 1995, 18% in 1994, and 17% in 1993.

	In addition to filters and power entry products, the Company distributes a variety of A/C power cords for use with filters and power entry products having integral power connectors plus a series of line to line capacitors used for RFI suppression.

	All of the Company's products are marketed under its federally registered trademark, "CORCOM".

	CORCOM filters are designed to meet the requirements of one or more safety and reliability specifications, such as those of Underwriters Laboratories (UL), the Canadian Standards Association (CSA), the Verband Deutscher Electrotechniker (VDE) in Germany, and the Schweizerischer Elektrotechnischer Verein (SEV) in Switzerland.

	All CORCOM filters are designed and built to operate continuously for at least five years when connected across a live A/C power line. CORCOM filters must perform without interruption because in most cases they are energized even when the equipment in which they are installed is switched off.

Markets

	CORCOM power line RFI filters are used as electronic pollution control devices by manufacturers of digital electronic equipment all over the world. In addition, many filters are used by field service organizations for installation in sensitive equipment which was manufactured without an effective filter. Power entry products are sold into the same markets and through the same channels of distribution. Military filters are sold to defense contractors and U.S. government agencies for use in sensitive electronic devices. Facility filters are sold principally to contractors for installation in screen room test facilities, computer installations, or other locations containing sensitive electronic equipment.

	Over 3,300 customers in the United States and more than 100 customers in other countries purchased filters and power entry products from CORCOM or its distributors in 1995. No single customer accounted for more than 10% of sales in 1995, 1994, or 1993.

Distribution

	Sales of CORCOM products in the United States are obtained by 18 independent sales representative firms which call on major original equipment manufacturers (OEM's), government contractors, U.S. government agencies, and independent electronic parts distributors. There are 28 United States distributor firms which carry the Company's products; these distributors service the smaller OEM's and the service organizations. Both representatives and distributors handle other types of products, and some distributors carry competing lines.

	Export sales are conducted through combination representative/distributor organizations. Representative sales are on a commission basis with shipments directly to OEM's. On a distribution basis, filters and power entry products are imported and sold to customers within their countries.

	The Company has 36 international representative/distributors plus wholly-owned subsidiaries in Germany, Mexico and Hong Kong. This network sold into 23 countries in 1995. Primary export markets include Canada, Germany, the United Kingdom, France, Italy, Spain, Sweden, Japan, South Korea, Taiwan, and Hong Kong. International catalogs are published in German, Japanese, Malaysian, Chinese and English. Total international sales, which include the sales from Corcom's German and Hong Kong subsidiaries, totaled $6,562,000 in 1995 (21.4% of net sales), $5,149,000 in 1994 (19.3% of net sales) and $5,126,000 in 1993 (19.8% of net sales).

	Export sales from the United States and sales of the Company's Hong Kong subsidiary are invoiced in United States dollars; sales of the Company's German subsidiary are invoiced in German Deutschmarks. All international sales are subject to factors such as changes in foreign exchange rates, protective tariffs, tax policy and export/import controls.

	CORCOM supports the marketing of its products by wide distribution of its catalogs and by advertising in technical magazines. Advertising and catalog costs for the Company were approximately $209,000, $173,000, and $169,000 in 1995, 1994, and 1993, respectively.

Backlog

	The Company's backlog of orders with firm delivery schedules was approximately $10,346,000 on January 31, 1996, compared to $8,195,000 on January 31, 1995. The backlog consists principally of special orders and scheduled increments of volume contracts. Most catalog items are shipped from inventory. Typical lead time for special orders is 12-14 weeks. Over 85% of all orders are scheduled for delivery within 6 months. The Company does not believe that its business is subject to seasonal variations.

Competition

	Although industry statistics generally are not available, CORCOM believes that in the United States it accounts for approximately 25 percent of commercial and industrial power line interference filters, exclusive of military applications. Competition principally includes Schaffner A.G. of Switzerland; Delta of Taiwan; Aerovox, Inc.; Stanford Applied Engineering, Inc.; as well as a number of lesser participants. CORCOM believes that its sales volume is approximately equal to the aggregate volume of its three principal United States competitors. In Europe the principal competitors are Schaffner A.G., Siemens, Eickhoff and Tesch. In the Far East CORCOM's principal competitor is Delta. Many of the competitors are firms much larger than CORCOM, with far greater financial resources, broader product lines and larger marketing organizations.

	CORCOM believes that its position in the commercial and industrial power line interference filter market results from a number of factors, including the Company's concentration on this market sector, its emphasis on application engineering to meet individual customer requirements, its reputation for high product reliability and quality, its broad catalog line, and its ability to provide standard items from inventory and/or local distributor stock. The Company believes that these factors have to date enabled CORCOM products to achieve high acceptance in the marketplace.

	Because the Company's products are an integral part of the digital electronic equipment produced by its OEM customers, there will always be the possibility of a customer electing to produce its own RFI filters and power entry products rather than purchase the Company's products.

	CORCOM's major competitor in power entry products is Schaffner, A.G. of Zurich, Switzerland. The Company believes that the two companies comprise approximately half the market for these devices in the United States, with each company having approximately the same market share.

Production, Testing and Assembly

	CORCOM's products are composed of electrical components such as capacitors and inductors and connectors which are wired into specific circuit configurations, soldered, assembled into metal or plastic housings, and tested. Materials and components generally are available from multiple sources, and loss of a particular supplier would not be expected to have a materially adverse effect on the Company's operations.

Engineering

	The Engineering Department is divided into four sections -- Applications, Catalog, Support, and Manufacturing Engineering. Applications Engineering provides assistance to key OEM accounts as well as customers within specific geographic regions. Catalog Engineering develops new products based on input from Marketing, and maintains and improves existing catalog products through new technologies. Support Engineering consists of Safety Engineering, which ensures compliance with safety regulations worldwide, and Test Engineering, which develops and maintains all testing and inspection equipment. Manufacturing Engineering verifies that the necessary equipment, tooling and processes are in place, and updates manufacturing on new and developing techniques and processes. The costs associated with the Engineering Department were $1,247,000 in 1995. This compares to $1,152,000 in 1994 and $1,061,000 in 1993.

ISO Registration

	CORCOM's manufacturing facilities were granted ISO 9001 registration in 1995 by Underwriters Laboratories. This registration validates a company's management system to the internationally accepted ISO 9001 standard relative to the design, manufacturing, and quality of the products it manufactures.
ISO registration is seen as a benefit to CORCOM's customers, as well as a vehicle to promote a continuous improvement philosophy within the Company.

Government Regulations

	The Federal Communications Commission (FCC) has adopted regulations to reduce the interference potential of electronic equipment having circuitry "that generates and uses timing signals or pulses at a rate in excess of 10,000 pulses (cycles) per second and uses digital techniques." This definition includes essentially all A/C-powered computers and other digital equipment. Although the FCC has exempted several specific types of devices, compliance with these rules has been required for most types of A/C-powered digital equipment since October, 1983.

	CORCOM believes that in most cases compliance with the FCC requirements will require the suppression of conducted RFI through the use of power line interference filters, and these are now considered a standard component in most A/C-powered digital electronic equipment.

	Outside the United States, and especially in Europe, RFI is controlled by national regulations that in most respects follow the recommendation of the special committee on radio interference (CISPR) of the International Electrotechnical Commission (IEC). In Germany, RFI controls are issued by VDE, the German safety agency which imposes regulations on computing equipment shipped into that country. These specifications essentially follow CISPR recommendations and in many respects are similar to the FCC rules. Similar agencies act in Switzerland and other foreign countries. It is therefore possible for a manufacturer using a CORCOM filter to produce equipment in such a manner than it complies with both FCC and international interference control regulations as well as domestic and foreign safety requirements.

Patents

	The Company holds 11 patents. It may be possible for competitors of CORCOM to copy aspects of its products even though the Company regards these as proprietary. However, the Company believes that patent protection is of less importance than the knowledge and experience of its management and personnel and their ability to develop and market the Company's products. The Company will apply for patents if and when it develops patentable processes or products. The Company is not aware that the manufacture and sale of its products, including those presently under development, require it to obtain any licenses from others, although it may be necessary or desirable in the future to obtain licenses for one or more of its future products.

Employees

	On January 31, 1996, CORCOM had 644 full-time employees, of whom 540 were engaged in production activities, 31 in product development and related activities, 14 in sales and marketing, and 59 in general and administrative capacities. The Company considers its employee relations to be excellent. The Company has not experienced any work stoppage due to a labor dispute in over 29 years.


Item 2.  Properties.

The following table contains information about the Company's principal facilities at March 5, 1996:

Location            Square Footage   Owned or Leased(1)     Type of Facility

Libertyville, Illinois    35,000     Lease expiring 1999    Office, research,
							    manufacturing and
							    warehouse

El Paso, Texas            16,000     Lease expiring 1998    Office and
							    warehouse

Ciudad Juarez, Mexico     47,000     Beneficially owned     Office and
							    manufacturing

Martinsried, Germany       7,000     Lease expiring 1997    Office and
							    warehouse

Ciudad Juarez, Mexico     13,000     Lease expiring 1998    Office,
							    manufacturing,
							    and warehouse

(1) For further information regarding lease rentals and foreign properties, see Notes 5, 9 and 10 to consolidated financial statements.

In 1995, 1994, and 1993 the major portion of the Company's production was performed in Mexico.


Item 3.  Legal Proceedings.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 4A.  Executive Officers of the Registrant.

Name                 Age       Principal Occupation and Position and Office
			       with Registrant

Werner E. Neuman      70       President and Director since 1955; Treasurer
			       from 1955 until April, 1980, and again from March, 1981 until August, 1981.

Thomas J. Buns        46       Vice President and Treasurer since April, 1991.
			       Prior to joining the Company, employed by Bell
			       & Howell Phillipsburg Company (mail handling equipment) as Controller from 1985 to April, 1991. Bell & Howell Phillipsburg
			       Company is a subsidiary of Bell & Howell
			       Corporation.

Michael P. Raleigh    34       Vice President of Engineering and Quality
			       Assurance since August, 1995. Vice President of Engineering from July, 1993 to August, 1995.
			       Director of Engineering from May, 1992 to
			       July, 1993. Prior to joining the Company in May, 1992, employed by Guardian Electric
			       (manufacturer of relays and solenoids) from 1984 to 1992, with the position of Director of Engineering from January, 1989.


	The officers of the registrant are elected annually by the Board of Directors at the first meeting of the Board held after each annual meeting of shareholders. Each officer holds office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed as provided in the next sentence. Any officer may be removed by the Board whenever in its judgment the best interests of the registrant would be served thereby. Mr. Neuman and Mr. Buns have employment agreements with the registrant. These agreements will be described in the registrant's definitive proxy statement.


			       PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

	The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol: CORC. The range of high and low sales prices for such stock for the Company's two most recent fiscal years, as shown in the monthly statistical reports furnished to the Company by The Nasdaq Stock Market(sm), has been as follows:


			Period            High              Low

	      1995:   1st Quarter        $3.38             $2.75
		      2nd Quarter        $4.13             $3.13
		      3rd Quarter        $8.25             $3.75
		      4th Quarter        $8.25             $5.75

	      1994:   1st Quarter        $1.88             $1.63
		      2nd Quarter        $5.00             $1.50
		      3rd Quarter        $3.63             $2.50
		      4th Quarter        $4.50             $2.38

	The approximate number of record holders of the Company's common stock at December 31, 1995 (including participants in securities position listings) was greater than 500.

	The Company has declared no cash dividends with respect to its common stock and presently intends to retain all earnings for use in its business. It is anticipated that such dividends will not be paid to holders of common stock in the foreseeable future.

Item 6.  Selected Financial Data.
				 1995     1994     1993     1992     1991
				   (In thousands except per share data)

Year ended December 31:

Net sales                       $30,660  $26,726  $25,854  $26,990  $27,345

Income (loss):
   Before income taxes and
   extraordinary item           $ 2,967   $1,310  $(1,993)  $ (232) $(1,718)

   Before extraordinary
   item                         $ 2,786   $1,243  $(2,047)  $ (687) $(1,759)

   Net income (loss)            $ 2,786   $1,243  $(2,047)  $ (305) $(1,759)

Net income (loss) per
common and common
equivalent share:
   Before extraordinary
   item                         $   .72   $   .33  $ (.58)  $ (.20) $  (.50)

   Net income (loss)            $   .72   $   .33  $ (.58)  $ (.09) $  (.50)

At December 31:

Total assets                    $17,394   $14,816  $16,936  $19,524  $21,184

Long-term debt                  $   162   $   213  $ 1,256  $ 1,056  $ 1,113

No cash dividends were declared during the five years in the period ended December 31, 1995.

Notes:
(1) Loss before income taxes in 1993 includes restructuring costs of $2,051,000 (see Note 6 to consolidated financial statements).

(2) The 1992 extraordinary item represents a $382,000 ($.11 per share) benefit from the utilization of foreign income tax net operating loss carryforwards. The benefit from the utilization of net operating loss carryforwards in 1994 ($381,000) and 1995 ($848,000) is included in the provision for income taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	CORCOM's net sales for 1995 were $30,660,000, an increase of 14.7% from the $26,726,000 reported for the previous year. The bulk of the increase came in the form of volume increases in the Company's North American and European commercial filter businesses and was the result of increases in the overall electronics market. There were no appreciable price changes year to year. Between 1993 and 1994, sales increased 3.4%. Again, most of this increase came as a result of volume increases in the Company's North American and European commercial filter businesses. There were no appreciable price changes in this period either.

	The Company's backlog of orders with firm delivery schedules grew to approximately $10,346,000 as of January 31, 1996, compared to $8,195,000 as of January 31, 1995 and $6,507,000 on January 31, 1994. The growth from 1995 to 1996 was the result of an increase in the incoming order level for the Company's North American and European commercial filter businesses. The growth from 1994 to 1995 was mainly the result of an increase in the incoming order level for the Company's North American commercial filter business in the latter part of 1994.

	In 1995 the Company's gross margins improved to 37.1% of sales from the 32.1% reported in 1994. This was the result of the combination of reductions in manufacturing overhead at the Company's principal manufacturing location in Juarez, Mexico and improvements in labor productivity at this same plant. A portion of the Company's manufacturing costs are Mexican peso-based. The devaluation of the peso relative to the dollar late in 1994 was a contributor to the manufacturing cost reductions in 1995. Should the value of the peso increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise. The period 1993 to 1994 showed an improvement in gross margins from 30.7% in 1993 to 32.1% in 1994. Again, this was principally the result of lower manufacturing overhead and higher labor productivity in the Juarez, Mexico production facility.

	Engineering expenses increased $95,000, or 8.2%, in 1995 over 1994's level as a result of higher new product support and development costs. In 1994, engineering expenses increased $91,000, or 8.5%, over 1993's level as a result of higher new product development costs and higher safety agency certification costs.

	Selling, administrative and other expenses were $1,156,000, or 19.5%, higher in 1995 than in 1994. The major components of this increase were higher sales commission and sales and management incentive compensation costs on the higher levels of sales and earnings in 1995, and the fact that certain one-time gains recognized in 1994 (a $241,000 gain on the sale of real estate and a $198,000 recapture of part of the restructuring reserve established in
1993) were not repeated in 1995. Selling, administrative and other expenses in 1994 were $383,000, or 6%, lower than they were in 1993. The largest components of the decrease were a $241,000 gain on the sale of the Company's Libertyville, Illinois real estate in March, 1994, and a reduction of $198,000 of the accrual for restructuring costs established in 1993 due to subleasing a leased facility which was intended to be vacated.

	Interest expense in 1995 was $106,000, or 60%, lower than in 1994 as a result of lower borrowings. Interest expense declined $320,000 in 1994 from 1993's level. This, again, was the result of lower borrowings on the Company's line of credit.

	In 1993, the Company accrued restructuring costs of $2,051,000 related to a planned consolidation of facilities due to excess productive capacity. The principal components of the adjustment were a $953,000 writedown of goodwill related to acquired product lines with marginal projected future profitability, and a $775,000 charge for costs of plant and equipment which will not be utilized for future operations.

	The Company's pre-tax earnings for 1995 were $2,967,000. This compares to pre-tax earnings in 1994 of $1,310,000 and to a pre-tax loss in 1993 of $1,993,000, including the restructuring costs described above. The primary reasons for the improvement are discussed above.

	The Company's net income after tax in 1995 was $2,786,000 ($.72 per share). This compares to net earnings in 1994 of $1,243,000 ($.33 per share) and to a net loss in 1993 of $2,047,000 ($.58 per share), including all restructuring costs. In 1995 and 1994, the company utilized $2,493,000 and $1,624,000 (respectively) of income tax net operating loss (NOL) carryforwards to reduce the income tax provision in these years. Average shares outstanding for 1995 were 3,867,000, an increase of 147,000 shares from the 3,720,000
average shares outstanding reported for 1994.   The increase was the joint
result of the issuance of 121,000 shares on exercise of stock options by certain key employees in 1995, and the dilutive effect of existing unexercised stock options. Average shares outstanding in 1994 were 3,720,000, an increase of 160,000 shares from the 3,560,000 reported in 1993. This increase was the joint result of the issuance of 59,000 shares on exercise of stock options by certain key employees in 1994, and the dilutive effect of existing unexercised stock options.

Liquidity and Capital Resources

	On April 3, 1995, the Company entered into a new loan agreement with American National Bank and Trust Company of Chicago. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. On December 27, 1995, the Company extended this loan agreement through 1996. This agreement replaces the secured line of credit with Norwest Business Credit, Inc. which had been established in June, 1991. Maximum borrowings under the old agreement were $5,000,000, of which $4,600,000 was a revolving credit facility and $400,000 was a term loan. The borrowings were collateralized by domestic inventory and receivables. The interest rate under the old loan agreement was the Bank's prime rate plus 2-3/4%.

	The Company has domestic income tax NOL carryforwards of $7,234,000 which expire in the years 2001 through 2008 and foreign income tax NOL carryforwards of $1,400,000. Approximately $975,000 of the foreign NOL carryforwards have no expiration dates.

	The Company had cash and cash equivalents of $887,000 and was not borrowing any funds against its line of credit as of December 31, 1995.
This compares to net borrowings of $483,000 at the end of 1994. Management feels that existing cash balances and the existing bank line of credit will be sufficient to support its cash needs through 1996.

Item 8.  Financial Statements and Supplementary Data.

	The response to this item is submitted in a separate section of this report following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.

				 PART III

	The information called for by PART III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.


			      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The lists of financial statements and schedules are submitted in a separate section of this report following Item 14. The exhibit index immediately precedes the exhibits.

(b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

			 ANNUAL REPORT ON FORM 10-K

		  ITEM 8 and ITEM 14(a)(1) and (2), and (d)

	 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

		 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

			 FINANCIAL STATEMENT SCHEDULES

			  Year Ended December 31, 1995

				   CORCOM, INC.

			     LIBERTYVILLE, ILLINOIS



			   CORCOM, INC. AND SUBSIDIARIES

	INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



								  Page(s)

Report of Independent Accountants                                  F-2

The following consolidated financial statements of Corcom, Inc. and Subsidiaries are included in
Item 8:

Consolidated Balance Sheets,
   December 31, 1995 and 1994                                       F-3

Consolidated Statements of Operations for each of
   the three years ended December 31, 1995                          F-4

Consolidated Statements of Stockholders' Equity
   for each of the three years ended December 31, 1995              F-5

Consolidated Statements of Cash Flows for each
   of the three years ended December 31, 1995                       F-6

Notes to Consolidated Financial Statements                       F-7 to F-12

The following consolidated financial statement schedule of Corcom, Inc. and Subsidiaries is included in Item 14(d):

     Schedule II --  Valuation and Qualifying Accounts              F-13


All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted

		    REPORT OF INDEPENDENT ACCOUNTANTS




Stockholders and Board of Directors
Corcom, Inc.
Libertyville, Illinois


We have audited the consolidated financial statements and related consolidated financial statement schedules of Corcom, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corcom, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



s/s Coopers & Lybrand L.L.P.
Chicago, Illinois
February 29, 1996

			  CORCOM, INC. AND SUBSIDIARIES
			    CONSOLIDATED BALANCE SHEETS

			     DECEMBER 31, 1995 and 1994
		  (Amounts in thousands except share information)

						  1995           1994
		 ASSETS
Current assets:
  Cash and cash equivalents                     $  887         $   202
  Trade accounts receivable, net of allowance
     for uncollectible accounts of $80 in 1995
     and $145 in 1994                            5,157           4,225
  Inventories                                    7,071           6,418
  Other current assets                             531             572

	Total current assets                    13,646          11,417

Property, plant and equipment:
   Land                                            340             340
   Buildings and improvements                      936             925
   Leasehold improvements                          465             874
   Machinery and equipment                      13,554          12,703
   Furniture and fixtures                        1,515           1,460

Less accumulated depreciation                   13,062          12,903

						 3,748           3,399

	Total assets                           $17,394         $14,816


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                               $   130
  Bank notes payable                                               249
  Current maturities of long-term debt         $    54             300
  Accounts payable                               1,023           1,235
  Accrued liabilities                            1,690           1,257

      Total current liabilities                  2,767           3,171

Long-term debt, net of current maturities          162             213

Commitments (Note 9)

Stockholders' equity:
  Common stock, no par value; 10,000,000
   shares authorized; 3,740,543 (1995) and
   3,619,543 (1994) issued                       13,942          13,749
  Retained earnings (deficit)                       551          (2,235)
  Accumulated exchange rate adjustments             (28)            (82)

	Total stockholders' equity               14,465          11,432

	Total liabilities and stockholders'
	   equity                               $17,394         $14,816

The accompanying notes are an integral part of the consolidated financial statements.

			    CORCOM, INC. AND SUBSIDIARIES

			 CONSOLIDATED STATEMENTS OF OPERATIONS

		       for the three years ended December 31, 1995

		     (Amounts in thousands except share information)

					    1995         1994        1993

Net sales                                  $30,660      $26,726    $25,854

Costs and expenses:
   Cost of sales                            19,287       18,155     17,923
   Engineering expenses                      1,247        1,152      1,061
   Selling, administrative
      and other expenses                     7,088        5,932      6,315
   Restructuring costs                                               2,051
					    27,622       25,239     27,350

   Operating income (loss)                   3,038        1,487     (1,496)

   Interest expense                             71          177        497

Income (loss) before provision for
  income taxes                               2,967        1,310     (1,993)

Provision for income taxes                     181           67         54

Net income (loss)                          $ 2,786      $ 1,243    $(2,047)

Per common and common equivalent share:

   Net income (loss)                       $   .72      $   .33    $  (.58)

Average number of common and common
   equivalent shares outstanding         3,867,000    3,720,000   3,560,000

The accompanying notes are an integral part of the consolidated financial statements

			  CORCOM, INC. AND SUBSIDIARIES

		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		    for the three years ended December 31, 1995

		  (Amounts in thousands except share information)


								      Cost of
			      Common Stock   Retained   Accumulated    Common
				 Issued      Earnings  Exchange Rate  Stock in
			    Shares    Amount (Deficit)  Adjustments   Treasury

Balance at January 1, 1993  3,560,543 $13,656 $(1,431)    $  (79)

   Purchase of 6,800 shares
    of common stock for
    treasury                                                            $(12)
   Issuance of 6,054 shares
    of common stock under
    employee stock purchase
    plan                                                                  11
   Net loss                                      (2,047)
   Exchange rate adjustments                                (54)

Balance at December 31, 1993  3,560,543  13,656  (3,478)   (133)          (1)

   Purchase of 5,000 shares of
     common stock for treasury                                           (18)
   Issuance of 5,811 shares of
     common stock under employee
     stock purchase plan                                                  19
   Stock options exercised for
     $1.12 to $2.25 per share    59,000      93
   Net income                                     1,243
   Exchange rate adjustments                                (51)

Balance at December 31, 1994  3,619,543  13,749  (2,235)    (82)          0

   Stock options exercised for
     $1.00 to $2.50 per share   121,000     193
   Net income                                     2,786
   Exchange rate adjustments                                 54

Balance at December 31, 1995  3,740,543 $13,942  $  551  $  (28)    $    0

The accompanying notes are an integral part of the consolidated financial statements.

			  CORCOM, INC. AND SUBSIDIARIES

		       CONSOLIDATED STATEMENTS OF CASH FLOWS

		     for the three years ended December 31, 1995

				 (Amounts in thousands)


						   1995      1994      1993
Cash flows from operating activities:
  Net income (loss)                               $2,786    $1,243   $(2,047)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
   Gain on sale of properties                                 (237)
   Provision for uncollectible accounts receivable    77        34         4
   Restructuring costs                              (263)     (198)    2,051
   Depreciation and amortization                   1,105     1,075     1,192
   Common stock issued under employee
      stock purchase plan                                       19        11
   Changes in operating assets and liabilities:
      Trade accounts receivable                   (1,009)     (448)      (99)
      Inventories                                   (599)      498       613
      Other current assets                            41       (96)      (91)
      Accounts payable                              (212)     (347)     (170)
      Accrued liabilities                            696        46        33

       Net cash provided by operating activities   2,622     1,589     1,497

Cash flows from investing activities:
  Proceeds from sale of properties                           2,548
  Expenditures for property, plant and equipment  (1,454)   (1,239)     (471)

	 Net cash provided by (used in)
	   investing activities                   (1,454)    1,309      (471)

Cash flows from financing activities:
  Common stock purchased for treasury                          (18)      (12)
  Net payments under bank line of credit agreement  (483)   (1,536)     (878)
  Stock options exercised                            193        93
  Principal payments on long-term debt               (63)   (1,200)      (93)
  (Decrease) increase in cash overdraft             (130)     (273)       36

	 Net cash used in financing activities      (483)   (2,934)     (947)

Net increase (decrease) in cash and cash
  equivalents                                        685       (36)       79

Cash and cash equivalents at beginning of year       202       238       159

Cash and cash equivalents at end of year          $  887    $  202    $  238

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                     $   71    $  177    $  497
     Income taxes                                    181        68        50

The accompanying notes are an integral part of the consolidated financial statements.

			   CORCOM, INC. AND SUBSIDIARIES

		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Corcom, Inc. and its wholly-owned subsidiaries (the Company). Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The first-in, first-out method is used to determine cost. Property, Plant and Equipment Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the related assets or terms of the related leases for leasehold improvements, if shorter. Estimated useful lives range from three to eight years.

Amounts incurred for maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized. Upon sale or retirement, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in the consolidated statements of operations.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," for the years ended December 31, 1995 and 1994. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

Translation of Foreign Currencies

The Company measures foreign assets, liabilities, equity and results of operations in the functional currencies of the countries in which it operates except for its operations in Mexico for which the U.S. dollar is the functional currency. The Company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate in effect at year-end and income statement accounts at the average exchange rates during the year.

Translation adjustments result from the process of translating foreign currency financial statements into U.S. dollars. These translation adjustments, which are generally not included in the determination of net income, are reported separately as a component of stockholders' equity.

Per Share Data

Net income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each year. The anti-dilutive effect of common stock equivalents is not presented for loss years.

Revenue Recognition

Sales to customers are recorded at the time of shipment net of estimated discounts and allowances.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      Inventories

The Company's inventories consist of the following at December 31 (in thousands):

					    1995            1994

      Finished products                    $3,033          $2,848
      Raw materials and work-in-process     4,038           3,570
					   $7,071          $6,418

3.      Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

							  1995         1994

       Restructuring costs                               $  119      $  382
       Accrued payroll, incentive bonus and commissions   1,069         659
       Other                                                502         216
							 $1,690      $1,257

4.      Bank Notes Payable

The Company has a loan agreement with a bank which provides for a revolving line of credit through December 31, 1996, of up to $4,000,000, limited by a borrowing base calculated as a percentage of eligible accounts receivable, with interest at the bank's base rate (8.5% at December 31, 1995) or LIBOR plus 1.5%. No amounts were outstanding at December 31, 1995. Under the provisions of the agreement the Company is subject to certain covenants which, among other things, restrict the payment of dividends to a calculation based upon net income.

Borrowings under a previous bank arrangement were collateralized by the Company's domestic receivables, inventories, machinery and other assets, with interest at prime (8.5% at December 31, 1994) plus 2-3/4%. There was $237,000 outstanding under this arrangement at December 31, 1994. The prior agreement prohibited the payment of dividends.

5.      Long-term Debt

Long-term debt consists of the following at December 31 (in thousands):

						  1995      1994

	  Installment note, interest at 9.75%              $ 246
	  Other                                   $216       267
						   216       513
	    Less current maturities                (54)     (300)
						  $162     $ 213

6.      Restructuring Costs

In 1993 the Company recorded adjustments of $2,051,000 related to a planned consolidation of facilities due to excess productive capacity. The principal components of the adjustments related to a $953,000 writedown of goodwill related to acquired product lines with marginal projected future profitability and a $775,000 charge to write down costs of plant and equipment which will not be utilized for future operations. The Company reduced costs and expenses by $39,000 and $198,000 in 1995 and 1994, respectively, due to revision of the previously estimated accrual for restructuring costs.

7.      Income Taxes

	Income (loss) before provision for income taxes consisted of the following as of December 31:

					  1995      1994      1993
					       (In thousands)

	Domestic                         $2,184    $1,166  $(2,648)
	Foreign                             783       144      655
					 $2,967    $1,310  $(1,993)

	The provisions for income taxes are comprised of the following:

					   1995       1994      1993
						 (In thousands)
	Current income tax expenses:
	   State                          $   1       $  1      $  1
	   Domestic                          80
	   Foreign                          100         66        53
					   $181        $67       $54

The provisions for income tax differ from a provision computed at the U.S. statutory rate as follows:

					    1995       1994       1993
						  (In thousands)

	Statutory rate provision          $1,008       $445       $(678)
	State taxes, net                       1          1           1
	Effect of losses for which no tax
	  benefits are currently available                           534
	Effect of utilization of net
	  operating loss carryforward       (848)      (381)
	Goodwill amortization                                        334
	Effect of foreign income tax rates    33         17         (148)
	Other                                (13)       (15)          11
					$    181     $   67      $    54

The components of the deferred tax asset and the tax effect are as follows at December 31, 1995:

				       Temporary               Tax
				       Difference            Effect
					       (In thousands)

Inventory valuation                    $   183              $   73
Fixed assets                               310                 124
Reserve for lease cancellation             119                  48
Self-insurance                              95                  38
Allowance for doubtful accounts             80                  32
Foreign NOL carryforwards                1,400                 313
Domestic NOL carryforwards               7,234               2,894
Other                                        4                   1
Alternative minimum tax credit                                 149
Sub-total                               $9,425               3,672
Valuation allowance                                         (3,672)
Total                                                       $    0

As of December 31, 1995, the Company maintained a valuation allowance with respect to the deferred tax asset as a result of the uncertainty of ultimate realization of NOL carryforwards. The valuation allowance was principally reduced by $1,219,000 in 1995 principally due to the utilization of $2,493,000 income tax NOL carryforward.

At December 31, 1995, the Company has a domestic income tax NOL carryforward of $7,234,000 which expires in the years 2001 through 2008, and foreign income tax NOL carryforwards of $1,400,000. The foreign NOL carryforwards were generated principally in Hong Kong, Mexico, Germany, and the West Indies. Approximately $975,000 of the foreign NOL carryforwards have no expiration date.

8.      Stock Option, Stock Purchase and Incentive Savings Plans

The Company has stock option plans which provide for the granting of options to certain officers, key employees and directors. The option price per share is not less than the market price at the date of grant. Options granted under the officer and key employee plan become exercisable at 40% one year from date of grant and an additional 20% per year thereafter. Options granted under the directors' plan become exercisable six months after the date of grant. All unexercised options expire five years after the date of grant.

During the years ended December 31, 1995 and 1994 options for 121,000 shares
and 59,000 shares, respectively, were exercised.   During the year ended
December 31, 1993, no options were exercised.   As of December 31, 1995 there
were options for 293,000 shares outstanding at prices ranging from $1.00 to $3.58 per share. Of this amount, options for 184,800 shares were exercisable.

Under an employee stock purchase plan, the Company is authorized to issue up to 150,000 shares of common stock to eligible employees through December 31, 1994. The purchase price of such shares is equal to 85% of the lower of market value at the beginning or end of a six-month purchase period which commences each January 1 and July 1. During 1994 and 1993, 5,811 and 6,054 shares of common stock, respectively, were issued pursuant to the plan. The resulting expense charged to operations amounted to approximately $8,000
(1994) and $4,000 (1993). The plan expired on December 31, 1994 and was not renewed.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) is effective for fiscal years beginning after December 15, 1995. The Company intends to utilize the fair value based method in future financial statements and will provide proforma amounts to reflect the difference in its current method versus fair value method. The Company does not believe that adoption of SFAS No. 123 will have a material impact on its reported financial condition.

Under the Company's defined contribution incentive savings plan, covering substantially all United States employees, Company contributions are based upon varying percentages of the participants' total contributions. The aggregate contributions made by the Company to the savings plan and charged to operations were $34,000 (1995), $28,000 (1994), and $34,000 (1993).

9.      Leases

The Company leases certain facilities and equipment under operating leases. The leases generally require the Company to pay real estate taxes, insurance and maintenance costs. Rental expense amounted to $597,000 (1995), $508,000
(1994), and $490,000 (1993).

Future minimum rental commitments as of December 31, 1995 for noncancelable leases (principally real estate) are as follows:

					(In thousands)
		   1996                      $528
		   1997                       503
		   1998                       289
		   1999                       105
					   $1,425

10.     Business Information by Geographic Area

The Company's operations consist of one business segment: the design, manufacture and sale of radio frequency interference filters for digital electronic equipment to the commercial, military and facility filter markets. Operations are conducted principally in the United States, Mexico, and Germany. The net assets of the Company's operations located outside the United States at December 31 were: $2,660,000 (1995), $2,331,000 (1994), and $2,472,000 (1993).

Foreign sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, governmental regulations (including import and export controls), restrictions on currency repatriation and labor relations laws.

Intercompany transactions consist of the transfer of raw material between the United States parent and its manufacturing subsidiaries and the purchase of finished goods by the United States parent or its German or Far East subsidiaries. Raw materials are transferred at cost. Finished goods are purchased at predetermined transfer prices that allow the parent or its manufacturing subsidiaries to recover cost plus an operating profit.

No single customer accounted for 10% of net sales for any of the years presented.

Interest and dividend income, interest expense and general corporate expenses are not allocated to specific geographic areas. Corporate assets consist of cash and cash equivalents.


			 CORCOM, INC. AND SUBSIDIARIES

		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				       _______

10.     Business Information by Geographic Area, continued

					      (In thousands)
				United States                 Germany
			     1995    1994     1993       1995    1994    1993
Revenues:
   Net sales               $24,098  $21,577  $20,727    $5,424  $4,271  $3,936
   Intercompany transfers    4,013    3,210    3,110         3      68     101
    Geographic area
      totals               $28,111  $24,787  $23,837    $5,427  $4,339  $4,037

   Elimination of inter-
     company transfers

	  Net sales
   Income (loss) before
     income taxes:

   Operating income
     (loss)                $ 3,458  $ 2,853   $(1,280)   $  215  $ (49) $  202
   Interest expense
   General corporate
      expenses

Income (loss) before income
     taxes

Identifiable assets at
   December 31:
  Operating assets         $ 7,774  $ 6,587    $ 8,349    $1,354 $1,105 $1,493
  Corporate assets

    Total assets

					     (In thousands)
				     Other                 Consolidated
			     1995     1994     1993    1995     1994    1993
Revenues:
  Net sales                 $1,138   $  878   $1,191  $30,660  $26,726 $25,854
  Intercompany transfers     3,079    3,612    3,362    7,095    6,890   6,573
    Geographic area
      totals                $4,217   $4,490   $4,553   37,755   33,616  32,437

Elimination of inter-
    company transfers                                  (7,095)  (6,890) (6,573)

       Net sales                                      $30,660  $26,726 $25,854
Income (loss) before
   income taxes:
   Operating income
     (loss)                  $  255   $ (304)  $ 372  $ 3,928  $ 2,500 $  (790)
   Interest expense                                       (71)    (177)   (497)
   General corporate
     expenses                                            (890)  (1,013)   (790)

Income (loss) before income
   taxes                                               $ 2,967 $ 1,310 $(1,993)

Identifiable assets at
    December 31:
   Operating assets           $7,379   $6,922  $6,856  $16,507 $14,614 $16,698
   Corporate assets                                        887     202     238

       Total assets                                    $17,394 $14,816 $16,936

		   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

			      CORCOM, INC. AND SUBSIDIARIES


COL. A                 COL. B               COL. C        COL. D      COL. E
					   Additions
				    (1)
		      Balance at Charged to     (2)                    Balance
		      Beginning  Costs and   Charge for   Deductions   at End
Description           of Period   Expenses  Restructuring  Describe  of Period

Year ended
   December 31, 1995:
 Allowance for
   doubtful accounts      $145       $ 77                  $142  (A)     $  80
 Reserve for excess and
   obsolete inventories    523        489                   429  (B)       583

Year ended
   December 31, 1994:
 Allowance for doubtful
   accounts               $174      $  34                  $ 63  (A)      $145
 Reserve for excess and
   obsolete inventories    695        119                   291  (B)       523

Year ended
   December 31, 1993:
 Allowance for
   doubtful accounts      $ 52      $   4       $104      $ (14) (A)      $174
 Reserve for excess and
   obsolete inventories    750          2        113        170  (B)       695

Note A  Uncollectible accounts written off, net of recoveries

Note B  Obsolete inventories disposed of and written off

				SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 14, 1996


				CORCOM, INC.
				(Registrant)

By:                            s/s Thomas J. Buns
			       Thomas J. Buns
			 Vice President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                       Date

WERNER E. NEUMAN*     President and Director            )
(Werner E. Neuman)    (Principal Executive Officer)     )
							)
Thomas J. Buns        Vice President and Treasurer      )
(Thomas J. Buns)      (Principal Financial and          )
		       Accounting Officer)              )
							)
DAVID B. PIVAN*       Director                          ) March 14, 1996
(David B. Pivan)                                        )
							)
HERBERT L. ROTH*      Director                          )
(Herbert L. Roth)                                       )
							)
JAMES A. STEINBACK*   Director                          )
(James A. Steinback)                                    )
							)
GENE F. STRAUBE*      Director                          )
(Gene F. Straube)                                       )
							)
							)                                                       )
* By    s/s Thomas J. Buns                              )
	Thomas J. Buns                                  )
	Attorney-in-Fact                                )

				EXHIBIT INDEX

Exhibit No.                           Description

    3.1 Registrant's Articles of Incorporation and all amendments thereto, filed as Exhibit 3.1 to registrant's Form 10-Q for the quarter ended July 2, 1994 and hereby incorporated by reference.

     3.2 Registrant's By-laws, as amended, filed as Exhibit 3(ii) to registrant's Form 10-Q for the quarter ended July 3, 1993 and hereby incorporated by reference.

    10.1 Office space lease between registrant and Komatsu Dresser Corporation, filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended July 2, 1994 and hereby incorporated by reference.

    10.2* Medical reimbursement plan, filed as Exhibit 13.11 to registrant's registration statement on Form S-1, Reg. No. 2-67474, and hereby incorporated by reference.

    10.3 Loan and Security Agreement with Norwest Business Credit Inc. dated June 13, 1991, filed as Exhibit 19.1 to registrant's Form 10-Q for the quarter ended June 29, 1991, and hereby incorporated by reference.

     10.4 Amendment to Loan and Security Agreement between registrant and Norwest Business Credit, Inc., filed as Exhibit 19.1 to registrant's Form 10-Q for the quarter ended
	       June 27, 1992, and hereby incorporated by reference.

     10.5* CORCOM 1985 Key Employees' Incentive Stock Option Plan, filed as Exhibit 10.7 to registrant's Form 10-K for 1985, and hereby incorporated by reference.

     10.6*     CORCOM, Inc. 1991 Directors' Stock Option Plan, filed as
	       Exhibit 10.5 to registrant's Form 10-K for 1990, and hereby incorporated by reference.

     10.7* Amendment to CORCOM, Inc. 1991 Directors' Stock Option Plan as adopted in March, 1992, filed as Exhibit 10.7 to registrant's Form 10-K for 1991, and hereby incorporated by reference.

     10.8* Amendments to 1985 Key Employees' Incentive Stock Option Plan, as adopted in February, 1987, filed as Exhibit 10.9 to registrant's Form 10-K for 1986 and hereby incorporated by reference.

     10.9* CORCOM 1988 Key Employees' Incentive Stock Option Plan, filed as Exhibit 10.13 to registrant's Form 10-K for 1987, and hereby incorporated by reference.

     10.10*    Executive Bonus Plan for 1996.

     10.11* Employment agreement between Werner E. Neuman and registrant, dated November 9, 1988, filed as Exhibit 10.15 to registrant's Form 10-K for 1988, and hereby incorporated by reference.

      10.12* Amendment to employment agreement between Werner E. Neuman and registrant dated August 15, 1990, filed as Exhibit
	       19.2 to registrant's Form 10-Q for the quarter ended September 29, 1990 and hereby incorporated by reference.

      10.13* Employment agreement between Thomas J. Buns and registrant dated November 18, 1991, filed as Exhibit 10.19 to registrant's Form 10-K for 1991, and hereby incorporated by reference.

      10.14* Executive Bonus Plan for 1993, filed as Exhibit 10.21 to registrant's Form 10-K for 1992, and hereby incorporated by reference.

      10.15* Executive Bonus Plan for 1994, filed as Exhibit 10.22 to registrant's Form 10-K for 1993, and hereby incorporated by reference.

      10.16* Executive Bonus Plan for 1995, filed as Exhibit 10.11 to registrant's Form 10-K for 1994 and hereby incorporated by reference.

      10.17*   CORCOM, Inc. 1994 Directors' Stock Option Plan, filed as
	       Exhibit 10.24 to registrant's Form 10-K for 1993, and hereby incorporated by reference.

      10.18    Third Amendment to Loan and Security Agreement and
	       Installment Note filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended October 2, 1993, and hereby incorporated by reference.

      10.19 Loan Agreement and Note with American National Bank and Trust Company of Chicago, filed as Exhibit 4.1 to registrant's
	       Form 10-Q for the quarter ended April 1, 1995, and hereby incorporated by reference.

      10.20 Loan Agreement with American National Bank and Trust Company of Chicago, dated December 27, 1995.

      11.1     Computation of Income/(Loss) per share.

      22.1     Significant subsidiaries of the registrant are listed below:

					   State or Other Jurisdiction
		    Subsidiary           of Incorporation and Organization
		Corcom S.A. de C.V.                  Mexico
		Corcom Far East, Ltd.               Hong Kong

       23.1     Consent of Coopers and Lybrand.

       24.1     Power of Attorney.

       27.1     Financial Data Schedule (EDGAR only).

*   Management contract or compensatory plan.