Form 10-Q
period 1996-03-31
CORCOM INC
filed 1996-05-07
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
			                       Washington, D.C.  20549

                           				  FORM 10-Q
(Mark One)


  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              			THE SECURITIES EXCHANGE ACT OF 1934

             		  For the Quarterly period ended March 30, 1996

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

	   Registrant's telephone number, including area code  (847) 680-7400

                       				  Not Applicable
		  Former name, former address and former fiscal year,
			  if changed since last report.

	Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock, No Par Value--3,782,043 Shares as of May 3, 1996


                  			 Exhibit Index on Page 9



                          				 CORCOM, INC.

                        				     INDEX


PART I--FINANCIAL INFORMATION

Item 1.         Financial Statements

			Consolidated Condensed Balance Sheets--
			March 30, 1996 (Unaudited) and
			December 31, 1995

			Consolidated Condensed Statements of Operations (Unaudited)--For the Thirteen Weeks Ended
			March 30, 1996 and April 1, 1995

			Consolidated Condensed Statements of Cash Flows (Unaudited)--For the Thirteen Weeks Ended
			March 30, 1996 and April 1, 1995

			Notes to Consolidated Condensed Financial
			  Statements

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II--OTHER INFORMATION

	Item 6.         Exhibits and Reports on Form 8-K

			Signatures

			Exhibit 10.1--Engagement Letter Agreement with
			The Chicago Dearborn Company

			Exhibit 11.1--Computation of Earnings per Share

			Exhibit 27.1--Financial Data Schedule (EDGAR only)




                       			    PART I.  FINANCIAL INFORMATION
				                                  CORCOM, INC.
		                       	CONSOLIDATED CONDENSED BALANCE SHEETS
			                         (In Thousands, except Share Data)

ASSETS                                        March 30,          December 31,
                                                1996                 1995
					                                       (Unaudited)
CURRENT ASSETS
   Cash & cash equivalents                      $2,216              $  887
   Accounts receivable - net                     5,031               5,157
   Inventories - Note B                          6,830               7,071
   Other current assets                            390                 531
	Total current assets                           14,467              13,646

PROPERTY, PLANT AND EQUIPMENT--AT COST          17,014              16,810
   Less allowances for depreciation and
   amortization                                 13,281              13,062
                                          						 3,733               3,748

Deferred Income Tax Asset, Net                     300                   0

   TOTAL ASSETS                                $18,500             $17,394


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt            $   54             $   54
   Accounts payable                              1,425              1,023
   Other accrued liabilities                     1,191              1,690

Total current liabilities                        2,670              2,767

LONG-TERM DEBT                                     148                162

STOCKHOLDERS' EQUITY
   Common Stock, no par value; authorized
   10,000,000 shares; issued - 3,773,543
   shares in 1996 and 3,658,543 in 1995         13,985             13,942
   Retained earnings                             1,815                551
   Accumulated exchange rate adjustments          (118)               (28)

                                          						15,682             14,465
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $18,500            $17,394


See notes to Consolidated Condensed Financial Statements.

                         				    CORCOM, INC.
	          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                			   (In Thousands, except Share Data)

                                          						  Thirteen Weeks Ended
					                                      March 30, 1996      April 1, 1995

Net sales                                        $8,313             $6,920
Costs and expenses:
   Cost of sales                                  5,130              4,464
   Engineering expenses                             311                298
   Selling, administrative and other expenses     1,850              1,601
   Interest expense                                   4                 25

                                          						  7,295              6,388

Earnings before income taxes                      1,018                532

Income tax provision (benefit)                     (246)                26

Net earnings                                     $1,264               $506

Average number of common
and common equivalent
shares outstanding                            3,939,928          3,798,144

Net earnings per common and
common equivalent share-Note C                    $0.32              $0.13

Cash dividends have not been declared in the periods covered by these statements.

See notes to Consolidated Condensed Financial Statements.

                            				  CORCOM, INC.
	          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            				 (In Thousands)

                                          						     Thirteen Weeks Ended
 					                                       March 30, 1996     April 1, 1995
OPERATING ACTIVITIES
  Net cash flows from operating activities         $1,513            $  364

INVESTING ACTIVITIES
  Additions to property, plant and equipment, net    (213)             (331)

FINANCING ACTIVITIES
  Proceeds from borrowings under notes payable
    and long-term debt                                                  190
  Stock options exercised                              43                90
  Repayments of notes payable and long-term debt      (14)              (46)
  Change in cash overdraft                                             (130)

     TOTAL FINANCING ACTIVITIES                        29               104

     INCREASE IN CASH AND CASH EQUIVALENTS          1,329               137

   Cash and cash equivalents at beginning of period   887               202

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $2,216              $339

See notes to Consolidated Condensed Financial Statements.


                       			       CORCOM, INC.
	              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):

                          				  March 30, 1996        December 31, 1995

Finished products                    $2,674                    $3,033
Materials and work-in-process         4,156                     4,038
                            				     $6,830                    $7,071


NOTE C--EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period.

NOTE D--INCOME TAXES

The provision for income taxes in 1996 as a percentage of earnings before income taxes is less than the federal statutory rate due principally to the effect of utilization of net operating loss carryovers and the reversal of a portion of the valuation allowance established in prior years.

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of March 30, 1996 are as follows (in thousands):

       Deferred tax assets              $3,428
       Less valuation allowance         (3,128)
       Net deferred tax assets          $  300


	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			 AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1996 vs. First Quarter 1995

CORCOM's net sales for the first quarter of 1996 were $8,313,000, an increase of 20.1% from the $6,920,000 reported for the first quarter of 1995. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 70% of total revenue in the first quarter of 1996 and was up 11.6% over the comparable number in 1995 as a result of the continued strength of the overall electronics market. European sales, which represents approximately 25% of total first quarter 1996 revenue, was up 57.1% in 1996 over 1995. This increase is attributable to the more stringent 1996 European RFI/EMI testing regulations which went into effect January 1st of this year. There were no appreciable price changes year to year.

Cost of sales for the current quarter improved to 61.7% of net sales compared to 64.5% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. However this cost increase has been more than offset by the contribution margin of the increased sales volume in 1996. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $311,000 in the first quarter of 1996, were about the
same as the $298,000 reported in the first quarter of 1995.   Selling,
administrative and other expenses rose in 1996 to $1,850,000 from the $1,601,000 reported in the first quarter of 1995. The largest components of this increase were higher commission expenses on the higher volume, and increased incentive compensation costs on the higher level of earnings.

Interest expense in the first quarter of 1996 was $4,000, compared to $25,000 for the year ago period, the result of lower borrowings on the Company's line of credit.

The Company's pre-tax earnings for the first quarter of 1996 were $1,018,000 as compared with $532,000 for the first quarter of 1995. The reasons for the improvement are discussed above.

The Company recorded a net income tax credit of $246,000 in the first quarter of 1996 as compared to a net income tax expense of $26,000 in the first quarter of 1995. The principal component of the 1996 credit was a $300,000 reversal of part of the valuation allowance against the deferred tax asset which existed as of December 31, 1995 related to existing tax net operating loss (NOL) carryforwards. As the uncertainty of realizing the benefits of these NOL's lessened after a profitable first quarter, the need to keep a valuation allowance against the deferred tax asset lessened as well.

After tax, the Company's net earnings for the first quarter of 1996 were $1,264,000 ($.32 per share). This compares to net earnings in the year ago period of $506,000 ($.13 per share). The average number of common and common equivalent shares outstanding as of March 30, 1996 were 3,939,928, an increase of 141,784 from the 3,798,144 shares reported as of April 1, 1995. The increase was the joint result the issuance of additional shares on exercise of stock options by certain key employees over the past year, and the dilutive effect of existing unexercised stock options.

Liquidity and Capital Resources

As of March 30, 1996, the company had cash reserves on hand of $2,216,000 as compared to net borrowings of $478,000 as of April 1, 1995. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago is still in place. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement runs through December 31, 1996. There were no borrowings against this agreement as of March 30, 1996.

The Company does not believe it will need to identify additional sources of capital over the next year and feels that current cash reserves, cash provided by operating activities, and the existing credit facility will be sufficient to meet its operating needs and capital resource requirements.




			 PART II. OTHER INFORMATION

				CORCOM, INC.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.                    Description
       10.1           Engagement Letter Agreement with the Chicago
              		      Dearborn Company

       11.1           Computation of Earnings per share

       27.1           Financial Data Schedule (EDGAR only)

(b) The Company did not file any reports on Form 8-K during the thirteen week period ended March 30, 1996.


				CORCOM, INC.

				 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					       Corcom, Inc.

Dated: May 7, 1996                           /S/ Thomas J. Buns
                                       					By:  Thomas J. Buns
					                                            Vice President and
					                                            Treasurer
					                                           (Principal Financial Officer)