Form 10-Q
period 1996-06-29
CORCOM INC
filed 1996-07-17
CIK 316402

SECURITIES & EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-Q

Mark
One
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended JUNE 29, 1996

                               OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT ACT OF 1934

                   Commission file number 0-9487

                           CORCOM, INC.
        (Exact name of registrant as specified in its charter)

                Illinois                        36-2307626
        (State or other jurisdiction         (I.R.S. Employer
        of incorporation or organization)    Identification No.)

        844 E. Rockland Road, Libertyville, Illinois       60048
        (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, incl area code: (847) 680-7400

                           NOT APPLICABLE
        Former name, former address and former fiscal yr. if changed

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Common Stock, No Par Value - 3,792,543 Shares as of July 17, 1996

                         Exhibit Index on Page 9

                             CORCOM, INC.
                                INDEX

PART I - FINANCIAL INFORMATION                                     Page No.

        Item 1.    Financial Statements

                   Consolidated Condensed Balance Sheets -
                   June 29, 1996 (unaudited) and December
                   31, 1995                                             3

                   Consolidated Condensed Statements of
                   Operations (unaudited)--for the 13 weeks
                   and 26 weeks ended June 29, 1996 and
                   July 1, 1995                                         4

                   Consolidated Condensed Statements of Cash
                   Flows (unaudited) - for the 26 weeks ended
                   June 29, 1996 and July 1, 1995                       5

                   Notes to Consolidated Condensed Financial Stmts      6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       7-8


PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                              9

         Item 6.   Exhibits and Reports on Form 8-K                     9

                   Signatures                                          10

                   Exhibit 11.1 - Computation of Earnings per Share    11

                   Exhibit 27.1 - Financial Data Schedule (EDGAR ONLY)

                          PART I. FINANCIAL INFORMATION

                                     CORCOM, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands, except share data)

ASSETS                                            June 29,      December 31,
                                                    1996            1995
                                                (unaudited)
CURRENT ASSETS
Cash & cash equivalents                           $ 3,222         $   887
Accounts receivable (net)                           4,988           5,157
Inventories--Note B                                 6,865           7,071
Other current assets                                  650             531
        Total current assets                       15,725          13,646

PROPERTY, PLANT AND EQUIPMENT--AT COST             17,314          16,810
Less accumulated depreciation & amortization       13,484          13,062
                                                    3,830           3,748

Deferred income tax asset (net)                       600               0

TOTAL ASSETS                                      $20,155         $17,394


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                 $    54         $    54
Accounts payable                                    1,496           1,023
Other accrued liabilities                           1,360           1,690
Notes payable                                          51               0
        Total current liabilities                   2,961           2,767

LONG TERM DEBT                                        134             162

STOCKHOLDERS' EQUITY
Common stock, no par value:
Authorized 10,000,000 shares; issued 3,792,543
shares in 1996 and 3,658,543 shares in 1995        14,025          13,942
Retained earnings                                   3,118             551
Accumulated exchange rate adjustments                 (83)            (28)
                                                   17,060          14,465

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $20,155         $17,394


See notes consolidated condensed financial statements

                                 CORCOM, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (In thousands, except share data)

                            Thirteen Weeks Ended       Twenty-six Weeks Ended
                            June 29       July 1       June 29         July 1
                             1996          1995          1996           1995

Net sales                   $8,507        $7,691       $16,820        $14,611
Costs and expensed
 Cost of sales               5,334         4,739        10,464          9,203
 Engineering expense           299           321           610            619
 Selling, administrative
  and other expenses         1,844         1,781         3,713          3,383
 Interest expense                4            35             8             60
 Interest income               (28)            0           (47)            (1)
                             7,453         6,876        14,748         13,264

Earnings before income tax   1,054           815         2,072          1,347

Income tax provision
 (benefit)                    (249)           74          (495)           100

Net earnings                $1,303        $  741       $ 2,567        $ 1,247

Average number of common
and common equivilent
shares outstanding        3,993,234     3,848,890     3,962,934     3,821,533

Net earnings per common
and common equivilent
share - Note C               $0.33         $0.19        $0.65         $0.33



Cash dividends have not been declared in the periods covered by these statements

See notes ot Consolidated Condensed Financial Statements

                                 Corcom, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                  Twenty-six Weeks Ended
                                               June 29, 1996   July 1, 1995
OPERATING ACTIVITIES
 Net cash flows from operating activities         $ 2,762        $ 1,471

INVESTING ACTIVITIES
 Additions to property, plant, & equipment (net)     (533)        (1,105)

FINANCING ACTIVITIES
 Stock options excercised                              83             95
 Repayments of notes payable and long term debt      (207)          (603)
 Proceeds from borrowings under notes payable
  and long term debt                                  230            227
 Change in cash overdraft                                             77
 TOTAL FINANCING ACTIVITIES                           106           (204)



INCREASE IN CASH AND CASH EQUIVALENTS               2,335            162

Cash and cash equivalents at beginning of year        887            202

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $3,222           $364


See notes to Consolidated Condensed Financial Statements

                                Corcom, Inc.
            Notes to Consolidated Condensed Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in a format provided by the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):

                                           June 29, 1996   December 31, 1995
        Finished products                    $2,733            $3,033
        Materials and work-in-process         4,132             4,038
                                              6,865             7,071

NOTE C - EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period. Primary and fully diluted amounts per share are the same for each period presented.


NOTE D - INCOME TAXES

The provision for income taxes in 1996 as a percentage of earnings before income taxes is less than the federal statutory rate due principally to the effect of utilization of net operating loss carryovers.

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of June 29, 1996 are as follows (in thousands):

        Deferred tax assets           $2,945
        Less: valuation reserve       (2,345)
        Net deferred tax assets       $  600

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Second Quarter 1996 vs. Second Quarter 1995

CORCOM's net sales for the second quarter of 1996 were $8,507,000, an increase of 10.6% from the $7,691,000 reported for the second quarter of 1995. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 76% of total revenue in the second quarter of 1996 and was up 7.3% over the comparable number in 1995 as a result of the continued strength in this segment of the overall electronics market. European sales, which represents approximately 20% of total second quarter 1996 revenue, was up 30.5% in 1996 over 1995. This increase is attributable to the more stringent 1996 European RFI/EMI testing regulations which went into effect January 1st of this year. There were no appreciable price changes year to year.

Cost of sales for the current quarter were 62.7% of net sales compared to 61.6% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $299,000 in the second quarter of 1996, were slightly
lower than the $321,000 reported in the second quarter of 1995.   Selling,
administrative and other expenses rose in 1996 to $1,844,000 from the $1,781,000 reported in the second quarter of 1995. The largest components of this increase were higher commission expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Interest expense in the second quarter of 1996 was $4,000, compared to $35,000 for the year ago period, the result of lower borrowings on the Company's line of credit. Interest income in 1996 period was $28,000 compared with no interest income in the second quarter of 1995, the result of cash investments in 1996 which were not present in 1995.

The Company's pre-tax earnings for the second quarter of 1996 were $1,054,000 as compared with $815,000 for the second quarter of 1995. The reasons for the improvement are discussed above.

The Company recorded a net income tax credit of $249,000 in the second quarter of 1996 as compared to a net income tax expense of $74,000 in the second quarter of 1995. The principal component of the 1996 credit was a $300,000 reversal of part of the valuation allowance which existed as of December 31, 1995 as related to existing tax net operating loss (NOL) carryforwards. As the uncertainty of realizing the benefits of these NOL's lessened after a profitable second quarter, the need to keep a valuation allowance lessened as well, and 25% of the estimated full year 1996 valuation allowance reversal was taken in the second quarter of 1996.

After tax, the Company's net earnings for the second quarter of 1996 were $1,303,000 ($.33 per share). This compares to net earnings in the year ago period of $741,000 ($.19 per share). The average number of common and common equivalent shares outstanding as of June 29, 1996 were 3,993,234, an increase
of  144,344 from the 3,848,890 shares reported as of July 1, 1995.   The
increase was the result of the issuance of additional shares on exercise of stock options by certain key employees over the past year and the dilutive effect of existing unexercised stock options.


Results of Operations - First Half 1996 vs. First Half 1995

CORCOM's net sales for the first half of 1996 were $16,820,000, an increase of 15.1% from the $14,611,000 reported for the first half of 1995. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 74% of total revenue in the first half of 1996 and was up 9.3% over the comparable number in 1995 as a result of the continued strength of this segment of the overall electronics market. European sales, which represents approximately 23% of total first half 1996 revenue, was up 44% in 1996 over 1995. This increase is attributable to the more stringent 1996 European RFI/EMI testing regulations which went into effect January 1st of this year. There were no appreciable price changes year to year.

Cost of sales for the first half of 1996 were 62.2% of net sales compared to 63.0% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. This cost increase, however, has been more than offset by the contribution margin of the increased sales volume in 1996. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $610,000 in the first half of 1996, were about the
same as the $619,000 reported in the first half of 1995.   Selling,
administrative and other expenses rose in 1996 to $3,713,000 from the $3,383,000 reported in the first half of 1995. The largest components of this increase were higher commission expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Interest expense in the first half of 1996 was $8,000, compared to $60,000 for the year ago period, the result of lower borrowings on the Company's line of credit. Interest income in the first half of 1996 period was $47,000 compared to interest income of $1,000 in the first half of 1995, the result of higher cash investments in 1996.

The Company's pre-tax earnings for the first half of 1996 were $2,072,000 as compared with $1,347,000 for the first half of 1995. The reasons for the improvement are discussed above.

The Company recorded a net income tax credit of $495,000 in the first half of 1996 as compared to a net income tax expense of $100,000 in the first half of 1995. The principal component of the 1996 credit was a $600,000 reversal of part of the valuation allowance which existed as of December 31, 1995 as related to existing tax net operating loss (NOL) carryforwards. As the uncertainty of realizing the benefits of these NOL's lessened after a profitable first half, the need to keep a valuation allowance lessened as well, and 50% of the estimated full year 1996 valuation allowance reversal was taken in the first half of 1996.

After tax, the Company's net earnings for the first half of 1996 were $2,567,000 ($.65 per share). This compares to net earnings in the year ago period of $1,247,000 ($.33 per share). The average number of common and common equivalent shares outstanding for the first six months of 1996 were 3,962,934 an increase of 144,401 from the 3,821,533 average shares reported
for the first six months of1995.   The increase was the result of the
issuance of additional shares on exercise of stock options by certain key employees over the past year and the dilutive effect of existing unexercised stock options.


Liquidity and Capital Resources

As of June 29, 1996, the company had cash reserves on hand of $3,222,000 as compared to $887,000 cash on hand as of December 31, 1995. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago is still in place. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement runs through December 31, 1996. There were no borrowings against this agreement as of June 29, 1996.

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

                         PART II. OTHER INFORMATION

                                 CORCOM, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held May 23, 1996, the following vote totals were tabulated:

        1.  Election of Directors

            Nominees                  Number of Vots        Votes Withheld
            George B. Berry            2,956,686                 5,600
            Werner E. Neuman           2,956,686                 5,600
            David B. Pivan             2,956,186                 6,100
            Herbert L. Roth            2,956,186                 6,100
            James A. Steinback         2,956,686                 5,600
            Gene F. Straube            2,956,686                 5,600
            Renato Tagiuri             2,956,186                 6,100

            There were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K


       (a)  Exhibit No.     Description                            Page
            11.1         Computation of Earnings per share          12
            27.1         Financial Data Schedule (EDGAR only)       --


       (b) The company did not file any reports on Form 8-K during the thirteen week period ended June 29, 1996.

                                CORCOM, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Corcom, Inc.

Dated: July 17, 1996                      s/s Thomas J. Buns
                                          By: Thomas J. Buns
                                          Vice President & Treasurer
                                          (Principal Financial Officer)