Form 10-Q
period 1996-09-28
CORCOM INC
filed 1996-10-23
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended September 28, 1996

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

                                 Not Applicable
         Former name, former address, and former fiscal year, if changed since last report.

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [x]     No [  ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, No Par Value - 3,795,543 Shares as of October 22, 1996

                             Exhibit Index on Page 10


                                  CORCOM, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements

       Consolidated Condensed Balance Sheets - September 28, 1996
       (Unaudited) and December 31, 1995                                  3

       Consolidated Condensed Statements of Operations (Unaudited) -
       For the Thirteen Weeks and Thirty-Nine Weeks Ended
       September 28, 1996 and September 30, 1995                          4

       Consolidated Condensed Statements of Cash Flows (Unaudited) -
       For the Thirty Nine Weeks Ended September 28, 1996 and
       September 30, 1995.                                                5

       Notes to Consolidated Condensed Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7-9


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               10

          Signatures                                                     11

          Exhibit 11.1 - Computation of Earnings per Share               12

          Exhibit 27.1 - Financial Data Schedule (EDGAR Only)


                         PART I. FINANCIAL INFORMATION

                                 CORCOM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In Thousands, except Share Data)

                                   September 28              December 31
ASSETS                                     1996                     1995
                                    (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents          $     4,737                $    887
 Accounts receivable - net                4,529                   5,157
 Inventories - Note B                     6,784                   7,071
 Other current assets                       688                     531
   Total current assets                  16,738                  13,646



PROPERTY, PLANT & EQUIPMENT - AT COST    17,609                  16,810
 Less accumulated depreciation
  and amortization                       13,703                  13,062
                                          3,906                   3,748

Deferred Income Tax Asset, Net              900

Total Assets                            $21,544                 $17,394


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt     $     53               $     54
 Accounts payable                         1,892                  1,023
 Other accrued liabilities                1,380                  1,690
   Total current liabilities              3,325                  2,767

LONG-TERM DEBT                              121                    162

STOCKHOLDERS' EQUITY
 Common stock, no par value:
 Authorized 10,000,000 shares;
 issued - 3,795,543 shares in 1996
 and 3,740,543 shares in 1995            14,031                 13,942
 Retained Earnings                        4,152                    551
 Accumulated exchange rate adjustments      (85)                   (28)
                                         18,098                 14,465
Total liabilities & stockholders'
  equity                                $21,544                $17,394

See notes to Consolidated Condensed Financial Statements.


                                   CORCOM, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (In Thousands, except Share Data)


                           Thirteen Weeks Ended     Thirty Nine Weeks Ended
                      --------------------------- ---------------------------
                      Sept 28, 1996 Sept 30, 1995 Sept 28, 1996 Sept 30, 1995
                      ------------- ------------- ------------- -------------
Net Sales                    $7,626        $7,729       $24,446       $22,340
Costs and expenses
 Cost of sales                4,814         4,815        15,278        14,018
 Engineering expenses           302           327           912           946
 Selling , administrative and
   other expenses             1,775         1,782         5,488         5,165
 Interest expense                 3             5            11            65
 Interest income                (34)           (6)          (81)           (7)
                              6,860         6,923        21,608        20,187

Earnings before income taxes    766           806         2,838         2,153

Income taxes                   (268)           53          (763)          153

Net earnings                 $1,034          $753        $3,601        $2,000

Average number of common
and common equivalent
shares outstanding        3,984,724     3,922,580     3,968,707     3,837,496


Net earnings per common
and common equivalent
share - Note C                $0.26         $0.19         $0.91        $0.52



Cash dividends have not been declared in the periods covered by these statements.

See notes to Consolidated Condensed Financial Statements.

                                  CORCOM, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)


                                                Thirty-Nine Weeks Ended
                                             September 28,    September 30,
                                                     1996             1995
OPERATING ACTIVITIES
 Net cash flows from operating activities          $4,667           $1,471


INVESTING ACTIVITIES
 Additions to property, plant, and equipment, net    (864)          (1,105)


FINANCING ACTIVITIES
 Stock options exercised                               89               95
 Repayments of notes payable and long-term debt      (272)            (603)
 Proceeds from borrowings under notes payable
      and long term debt                              230              227
 Change in cash overdraft                                               77
    TOTAL FINANCING ACTIVITIES                         47             (204)


 INCREASE IN CASH AND CASH EQUIVALENTS              3,850              162

 Cash and cash equivalents at beginning of year       887              202

 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $4,737             $364


See notes to Consolidated Condensed Financial Statements

                                    CORCOM, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 28,1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):

                                    September 28, 1996    December 31, 1995
   Finished products                       $2,807               $3,033
   Materials and work-in-process            3,977                4,038
                                           $6,784               $7,071

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

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of September 28, 1996 are as follows (in thousands):

        Deferred tax asset                      $2,729
	Less valuation allowance		(1,829)
        Net deferred tax asset                  $  900


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1996 vs. Third Quarter 1995

Net sales for the third quarter of 1996 were $7,626,000, a decrease of 1.3% from the $7,729,000 reported in the third quarter of 1995. This decrease was the combined result of a 5.8% decrease in shipments to North American customers and a 28.9% increase in shipments to European customers. The decrease in North American shipments came despite a 9.0% increase in basic product demand (as measured by total product deliveries to end users by both the Company and its distributors) as a result of a decrease in distributors' inventories of Company products. The increase in European shipments is attributable to the more stringent 1996 European RFI/EMI testing regulations which went into effect January 1st of this year. There were no appreciable price changes year to year.

Cost of sales for the current quarter was 63.1% of net sales compared to 62.3% for the third quarter of 1995. This increase was the result of inflationary cost increases at the Company's North American manufacturing facilities in Mexico. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates further.

Engineering expenses, at $302,000 in the third quarter of 1996, were slightly lower than the $327,000 reported in the third quarter of 1995 as a result of lower safety agency fees in the current period. Selling, administrative, and other expenses, at $1,775,000 in the third quarter of 1996, were approximately the same as the $1,782,000 reported in the third quarter of 1995

Interest expense was minimal in the third quarter of 1996 as it was in the third quarter of 1995. The only interest expense which the company is currently incurring is on certain low-interest leases. Interest income, at $34,000 for the third quarter of 1996, was higher than the $6,000 recorded in the third quarter of 1995 as a result of the greater amount of cash invested in the current period.

The Company's pre-tax earnings for the third quarter of 1996 were $766,000 as compared with $806,000 for the third quarter of 1995. The principal reason for the decrease was the decline in sales noted above.

The Company recorded a net income tax credit of $268,000 in the third quarter of 1996 as compared to a net income tax expense of $53,000 in the third quarter of 1995. The principal component of the 1996 credit was a $300,000 reversal of part of the valuation allowance which existed as of December 31, 1995 as related to existing tax net operating loss (NOL) carryforwards. As the uncertainty of realizing the benefits of these NOL's lessened after a profitable third quarter, the need to keep a valuation allowance lessened as well, and 25% of the estimated full year 1996 valuation allowance reversal was taken in the third quarter of 1996.

After tax, the Company's net earnings for the third quarter of 1996 were $1,034,000 ($.26 per share). This compares to net earnings in the year-ago period of $753,000 ($.19 per share). The average number of common and common equivalent shares outstanding as of September 28, 1996 were 3,984,724, an increase of 62,144 from the 3,922,580 shares reported as of September 30, 1995. The increase was the result of the issuance of additional shares on exercise of stock options by certain key employees and directors over the past year and the dilutive effect of existing unexercised stock options.


Results of Operations - Nine Months 1996 vs. Nine Months 1995

CORCOM's net sales for the first nine months of 1996 were $24,446,000, an increase of 9.4% from the $22,340,000 reported for the first nine months of 1995. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 74% of total revenue in the first nine months of 1996 and was up 4.1% over the comparable number in 1995 as a result of the continued strength of this segment of the overall electronics market. European sales, which represents approximately 23% of total nine months 1996 revenue, was up 39% in 1996 over 1995. This increase is attributable to the more stringent 1996 European RFI/EMI testing regulations which went into effect January 1st of this year. There were no appreciable price changes year to year.

Cost of sales for the first nine months of 1996 were 62.5% of net sales, compared to 62.7% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. This cost increase, however, has been offset by the contribution margin of the increased sales volume in 1996. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates further.

Engineering expenses, at $912,000 in the first nine months of 1996, were slightly lower than the $946,000 reported in the first nine months of 1995. Selling, administrative and other expenses rose in 1996 to $5,488,000 from the $5,165,000 reported in the first nine months of 1995. The largest components of this increase were higher commission expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Interest expense was $11,000 in the first three quarters of 1996 as compared to $65,000 in the first three quarters of 1995, the result of lower borrowings
in the current period.   Interest income was $81,000 for the first nine months
of 1996 as compared to $7,000 for the comparable 1995 period as a result of the higher amount of cash invested in the current period.

The Company's pre-tax earnings for the first three quarters of 1996 were $2,838,000 as compared with $2,153 ,000 for the first three quarters of 1995. The reasons for the improvement are discussed above.

The Company recorded a net income tax credit of $763,000 in the first nine months of 1996 as compared to a net income tax expense of $153,000 in the first nine months of 1995. The principal component of the 1996 credit was a $900,000 reversal of part of the valuation allowance which existed as of December 31, 1995 as related to existing tax net operating loss (NOL) carryforwards. As the uncertainty of realizing the benefits of these NOL's lessened after a profitable nine months, the need to keep a valuation allowance lessened as well, and 75% of the estimated full year 1996 valuation allowance reversal was taken in the first three quarters of 1996.

After tax, the Company's net earnings for the first nine months of 1996 were $3,601,000 ($.91 per share). This compares to net earnings in the year ago period of $2,000,000 ($.52 per share). The average number of common and common equivalent shares outstanding for the first nine months of 1996 were 3,968,707, an increase of 131,211 from the 3,837,496 average shares reported
for the first nine months of 1995.   The increase was the result of the
issuance of additional shares on exercise of stock options by certain key employees over the past year and the dilutive effect of existing unexercised stock options.


Liquidity and Capital Resources

As of September 28, 1996, the company had cash reserves on hand of $4,737,000 as compared to $887,000 cash on hand as of December 31, 1995. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago is still in place. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement runs through December 31, 1996. There were no borrowings against this agreement as of September 28, 1996.

The Company does not believe it will need to identify additional sources of capital over the next year and feels that current cash reserves, cash provided by operating activities, and the existing credit facility will be sufficient to meet its operating needs and capital resource requirements.


                        PART II.  OTHER INFORMATION
                               CORCOM, INC.


Item 6.  Exhibits and Reports on Form 8-K


(a.)	Exhibit No.		Description

            11.1                Computation of Earnings per Share
            27.1                Financial Data Schedule (EDGAR only)


(b.)	The Company did not file any reports on Form 8-K during the quarterly period ended September 28, 1996


                               CORCOM, INC.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Corcom, Inc.


Dated:  October 24, 1996              s/s   Thomas J. Buns
                                       By:  Thomas J. Buns
                                            Vice President and Treasurer
                                            (Principal Financial Officer)