Form 10-K
period 1996-12-31
CORCOM INC
filed 1997-03-12
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                               FORM 10-K


(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended December 31, 1996

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

	Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]     No [ ]

	Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

	State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value has been computed by reference to the closing price of such stock as of February 21, 1997:
Approximately $14,222,000.

	Indicate the number of shares outstanding of the registrant's common stock as of February 21, 1997: 3,821,543.

	Documents incorporated by reference: Definitive proxy statement to be filed for 1997 annual meeting (Part II).

                                   PART I


Item 1.  Business

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

Products

	Radio frequency interference (RFI) filters are electronic components used to protect electronic equipment from radio frequency interference conducted through the AC power cord. They are also used to control the emission of the RFI generated by electronic equipment so these emissions do not interfere with other electronic devices. Customers purchase RFI filters for emission control purposes to bring their equipment into compliance with government regulations that limit the amount of radio frequency interference that can be emitted by digital computing devices. The Company also manufactures a complete line of Signal Sentry(c) products, filtered modular RJ jacks designed to solve RFI problems on signal lines.

	CORCOM maintains a catalog of standard commercial filters that contains approximately 500 designs, offering a variety of sizes, electrical configurations, current ratings and environmental capabilities. These filters consist of electronic circuits utilizing passive electrical components: inductance coils, capacitors, and resistors. These are enclosed in a metal or plastic case having terminals, lead wires, or an integral connector, for attachment to associated equipment. Sales of commercial filters, including Signal Sentry(c) products, accounted for approximately 75% of net sales in 1996, 70% in 1995, and 74% in 1994.

	CORCOM also manufactures and sells RFI filters for the military and facility markets. Both product lines are similar to commercial filters in their basic function and design. However, military filters are subject to extremely high performance requirements as described by military specification. Facility filters are larger versions of the Company's line of commercial filters and are used to control RFI conducted through the main power line feeding secure facilities. Together they represent 4% of 1996 sales, 5% of 1995 sales, and 8% of 1994 sales.

	The Company also distributes a line of power entry products that are used to connect electronic equipment with a power source. These devices come in a variety of configurations and may include an on-off switch, voltage selector, fuse holder, and an IEC connector. Some power entry products also
contain an RFI filter.    CORCOM's line of power entry products contains items
of its own design, plus some products obtained under a private label agreement. Sales of power entry devices accounted for 21% of sales in 1996, 25% in 1995, and 18% in 1994.

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

	Over 4,000 customers in the United States and more than 100 customers in other countries purchased filters and power entry products from CORCOM or its distributors in 1996. No single customer accounted for more than 10% of sales in 1996, 1995, or 1994.


Distribution

	Sales of CORCOM products in the United States are obtained by 20 independent sales representative firms which call on major original equipment manufacturers (OEM's), government contractors, U.S. government agencies, and independent electronic parts distributors. There are 28 United States distributor firms which carry the Company's products; these distributors service the smaller OEM's and the service organizations. Both representatives and distributors handle other types of products, and some distributors carry competing lines.

	Export sales are conducted through combination representative/ distributor organizations. Representative sales are on a commission basis with shipments directly to OEM's. On a distributor basis, filters and power entry products are imported and sold to customers within their countries.

	The Company has 31 international representative/distributors plus wholly-owned subsidiaries in Germany, Mexico, and Hong Kong. This network sold into 24 countries in 1996. Primary export markets include Canada, Germany, the United Kingdom, France, Italy, Spain, Scandinavia, Japan, South Korea, Taiwan, and Hong Kong. International catalogs are published in German and English. Total international sales, which include the sales from Corcom's German and Hong Kong subsidiaries, totaled $9,490,000 in 1996 (28.6% of sales), $7,688,000 in 1995 (25.1% of sales) and $5,928,000 in 1994 (22.2% of sales).

	Export sales from the United States and sales of the Company's Hong Kong subsidiary are invoiced in United States dollars; sales of the Company's German subsidiary are invoiced in German Deutschmarks. All international sales are subject to factors such as changes in foreign exchange rates, protective tariffs, tax policy and export/import controls.

	CORCOM supports the marketing of its products by wide distribution of its catalogs and by advertising in technical magazines. Advertising and catalog costs for the Company were approximately $284,000, $209,000, and $173,000 in 1996, 1995, and 1994, respectively.


Backlog

	The Company's backlog of orders with firm delivery schedules was approximately $9,296,000 on January 31, 1997, compared to $10,346,000 on January 31, 1996. The backlog consists principally of special orders and scheduled increments of volume contracts. Most catalog items are shipped from inventory. Typical lead time for special orders is 12-14 weeks. Over 80% of all orders are scheduled for delivery within 6 months. The Company does not believe that its business is subject to seasonal variations.


Competition

	Although industry statistics generally are not available, CORCOM believes that in the United States it accounts for approximately 25% of commercial and industrial power line interference filters, exclusive of military applications. Competition principally includes Schaffner A.G. of Switzerland; Delta of Taiwan; Aerovox, Inc.; Stanford Applied Engineering, Inc.; as well as a number of lesser participants. CORCOM believes that its sales volume is approximately equal to the aggregate volume of its three principal United States competitors. In Europe the principal competitors are Schaffner A.G., Siemens, Timonda and Tesch. In the Far East CORCOM's principal competitor is Delta. Many of the competitors are firms much larger than CORCOM, with far greater financial resources, broader product lines and larger marketing organizations.

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

	CORCOM's major competitor in power entry products is Schaffner A.G. of Zurich, Switzerland. The Company believes that the two companies comprise approximately half the market for these devices in the United States, with each company having approximately the same market share.


Production, Testing, and Assembly

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


Engineering

	The Engineering Department is divided into four sections - Applications, Catalog, Support, and Manufacturing Engineering. Applications Engineering provides assistance to key OEM accounts as well as customers within specific geographic regions. Catalog Engineering develops new products based on input from Marketing, and maintains and improves existing catalog products through new technologies. Support Engineering consists of Safety Engineering, which ensures compliance with safety regulations worldwide, and Test Engineering, which develops and maintains all testing and inspection equipment. Manufacturing Engineering verifies that the necessary equipment, tooling and processes are in place, and updates manufacturing on new and developing techniques and processes. The costs associated with the Engineering Department were $1,220,000 in 1996. This compares to $1,247,000 in 1995 and $1,152,000 in 1994.


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


Government Regulations

	The Federal Communications Commission (FCC) has adopted regulations to reduce the interference potential of electronic equipment having circuitry "that generates and uses timing signals or pulses at a rate in excess of 10,000 pulses (cycles) per second and uses digital techniques." This definition includes essentially all A/C powered computers and other digital equipment. Although the FCC has exempted several specific types of devices, compliance with these rules has been required for most types of A/C powered digital equipment since October, 1983.

	CORCOM believes that in most cases compliance with the FCC requirements will require the suppression of conducted RFI through the use of power line interference filters, and these are now considered a standard component in most A/C powered digital electronic equipment.

	Outside the United States, RFI is controlled by national and regional regulation. In Europe, the European Union (EU) has established directives to control RFI which, in most respects, take into account the recommendations of the special committee on radio interference (CISPR) of the International Electrotechnical Commission (IEC). As of January 1, 1996, all electrical or electronic products under the scope of the EU directives intended for sale or distribution in the EU countries must display proof of compliance with the EU specifications. These specifications in many respects are similar to the FCC rules. It is therefore possible for a manufacturer using a CORCOM filter to produce equipment in such a manner that it complies with both FCC and international interference control regulations as well as domestic and foreign safety requirements.


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

Employees

	On January 31, 1997, CORCOM had 710 full-time employees, of whom 601 were engaged in production activities, 23 in product development and related activities, 20 in sales and marketing, and 66 in general and administrative capacities. The Company considers its employee relations to be excellent. The Company has not experienced any work stoppage due to a labor dispute in over 30 years.


Item 2.  Properties

The following table contains information about the Company's principal facilities at February 21, 1997:

Location             Square Footage   Owned or Leased (1)    Type of Facility
Libertyville, IL          35,000      Lease expiring 1999    Office, research,
                                                             manufacturing
                                                             and warehouse
El Paso, Texas            16,000      Lease expiring 1998    Office and
                                                             warehouse
Ciudad Juarez, Mexico     47,000      Beneficially owned     Office and
                                                             manufacturing
Ciudad Juarez, Mexico     13,000      Lease expiring 1998    Office,
                                                             manufacturing,
                                                             and warehouse
Martinsried, Germany       7,000      Lease expiring 2000    Office and
                                                             warehouse
__________
(1)	For further information regarding lease rentals and foreign properties, see Notes 7 and 8 to consolidated financial statements

In 1996, 1995, and 1994 the major portion of the Company's production was performed in Mexico.




Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 4A.  Executive Officers of the Registrant

Name                Age  Principal Occupation and Position and Office with
                                           Registrant

Werner E. Neuman     71  President and Director since 1955;  Treasurer from
                         1955 until April, 1980, and again from March, 1981 until August, 1981.

Thomas J. Buns       47  Vice President and Treasurer since April, 1991.

Michael P. Raleigh   35  Vice President of Engineering and Quality Assurance
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

Fernando  Pena       39  Vice President of Manufacturing since January, 1997.
                         Vice President and General Manager, Corcom S.A. from
                         May, 1992 to December, 1996.  General Manager,
                         Corcom S.A. from December, 1988 to May, 1992.

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

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

	The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: CORC. The range of high and low sales prices for such stock for the Company's two most recent fiscal years, as shown in the monthly statistical reports furnished to the Company by The Nasdaq Stock Market has been as follows:


Period            High     Low
1996:
1st Quarter     $ 7.87   $5.00
2nd Quarter     $12.75   $6.00
3rd Quarter     $10.50   $7.25
4th Quarter     $10.00   $6.25

1995:
1st Quarter     $ 3.38   $2.75
2nd Quarter     $ 4.13   $3.13
3rd Quarter     $ 8.25   $3.75
4th Quarter     $ 8.25   $5.75

	The approximate number of record holders of the Company's common stock at December 31, 1996 (including participants in security position listings) was greater than 500.

	The Company has declared no cash dividends with respect to its common stock and presently intends to retain all earnings for use in its business. It is anticipated that such dividends will not be paid to holders of common stock in the foreseeable future

Item 6.  Selected Financial Data

                              ----------Year Ended December 31------------
                              1996      1995      1994      1993      1992
                                 (In thousands except per share data)


Net sales                   $33,166   $30,660   $26,726   $25,854   $26,990

Income (loss):
Before income taxes and
  extraordinary item        $ 3,683   $ 2,967   $ 1,310   $(1,993)  $  (232)
Before extraordinary item   $ 5,472   $ 2,786   $ 1,243   $(2,047)  $  (687)
Net income (loss)           $ 5,472   $ 2,786   $ 1,243   $(2,047)  $  (305)

Net income (loss) per common
 and common equivalent share:
Before extraordinary item   $  1.38   $   .72   $   .33   $  (.58)  $  (.20)
Net income (loss)           $  1.38   $   .72   $   .33   $  (.58)  $  (.09)

At December 31:
Total assets                $23,227   $17,394   $14,816   $16,936   $19,524
Long-term debt              $   102   $   162   $   213   $ 1,256   $ 1,056

No cash dividends were declared during the five years in the period ended December 31, 1996.

Notes:
(1)	Loss before income taxes in 1993 includes restructuring costs of
        $2,051,000.
(2)	The 1992 extraordinary item represents a $382,000 ($.11 per share)
        benefit from the utilization of foreign income tax net operating loss carryforwards. The benefit from the utilization of net operating loss carryforwards in 1994 ($381,000), 1995 ($848,000), and 1996
        ($1,122,000) is included in the provision for income taxes. An additional component to the 1996 benefit is a $2,000,000 reversal of valuation allowance.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Corcom's net sales for 1996 were $33,166,000, an increase of 8.2% from the $30,660,000 reported for the previous year. The bulk of the increase came in the form of volume increases in the Company's European and North American
commercial filter businesses.   The increase in Europe was principally
attributable to the more stringent 1996 European RFI/EMI testing regulations which went into effect January 1, 1996. The increase in North America was the result of an increase in the overall electronics market. There were no appreciable price changes year to year. Between 1994 and 1995, sales increased 14.7%. Most of this increase came as a result of volume increases in the Company's North American and European commercial filter businesses. There were no appreciable price changes in this period either.

	The Company's backlog of orders with firm delivery schedules was approximately $9,296,000 as of January 31, 1997, compared to $10,346,000 as of January 31, 1996 and $8,195,000 on January 31, 1995. The backlog grew substantially from January 1995 to January 1996 as a result of the large number of European and North American orders which were booked in the fourth quarter of 1995 as equipment manufacturers scrambled to qualify their products under the new EU regulations which were to take effect in 1996. This resulted in an unusually high level order backlog as of January 31, 1996. These orders came out of backlog when they were shipped in 1996 and, as new 1996 orders were booked more evenly throughout the year, the order backlog as of January 31, 1997 dropped to a more normal level.

	In 1996 the Company's gross margins improved to 37.9% of sales from the 37.1% reported in 1995. This was due to a shift in mix to more profitable European sales partially offset by an increase in the peso-based costs at the Company's Mexican production facility as a result of the inflation in that currency during 1996. Since a portion of the Company's costs are Mexican peso-based, should the value of the peso increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise further. The period 1994 to 1995 showed an improvement in gross margins from 32.1% in 1994 to 37.1% in 1995. This improvement as the result of reductions in manufacturing overhead costs at the Company's Mexican production facility, productivity increases at this same facility, and the devaluation of the peso relative to the dollar in late 1994.

	Engineering expenses in 1996, at $1,220,000, were about the same as
the $1,247,000 incurred in 1995.   In 1995, engineering expenses increased
$95,000, or 8.2%, over 1994's level as a result of higher new product support and development costs.

	Selling, administrative and other expenses were $704,000, or 9.9%, higher in 1996 than in 1995, the majority of which was due to higher
commission and sales expenses on the higher 1996 revenue.   Sales,
administrative and other expenses increased $1,163,000, or 19.6%, from 1994 to 1995. The major components of this increase were higher sales commission and sales and management incentive compensation costs on the higher levels of sales and earnings in 1995, and the fact that certain one-time gains recognized in 1994 (a $241,000 gain on the sale of real estate and a $198,000 recapture of part of the restructuring reserve established in 1993) were not repeated in 1995.

	Interest expense in 1996 was $55,000, or 77.5%, lower than in 1995 as
a result of lower borrowings and outstanding lease obligations.   Interest
expense was $106,000, or 60%, lower than in 1995 versus 1994 for the same reason.

	The Company recorded interest income from its cash and investments of $134,000 in 1996. This was $127,000 higher than in 1995 as a result of the increase in the Company's cash balances in this period.

	The Company's pre-tax earnings for 1996 were $3,683,000. This compares to pre-tax earnings of $2,967,000 and $1,310,000 in 1995 and 1994 respectively. The primary reasons for the improvement are discussed above.

	The Company recorded a net income tax benefit of $1,789,000 in 1996, as compared with income tax expense of $181,000 and $67,000 in 1995 and 1994 respectively. The principal component of the 1996 benefit was a one-time $2,000,000 reversal of part of the valuation allowance which existed as of December 31, 1995, principally related to domestic net operating loss (NOL) carryforwards. Since it became apparent in 1996 that there were no longer any uncertainties surrounding the ultimate utilization of domestic NOL's, the valuation allowance against the net deferred asset was substantially removed in the fourth quarter of 1996, resulting in the negative income tax expense in the period. This one-time benefit will not recur in subsequent years.

	The Company's net income after tax in 1996 was $5,472,000 ($1.38 per share). This compares to net income of $2,786,000 ($.72 per share) and $1,243,000 ($.33 per share) in 1995 and 1994 respectively. The Company utilized income tax net operating loss (NOL) carryforwards of $3,364,000 in 1996, $2,493,000 in 1995, and $1,624,000 in 1994 to reduce the income tax provision in these years. Average shares outstanding for 1996 were 3,957,000, an increase of 90,000 shares from the 3,867,000 average shares outstanding reported for 1995. The increase was the joint result of the issuance of the 75,000 shares on exercise of stock options by certain key employees in 1996, and the dilutive effect of existing unexercised stock options. Average shares outstanding in 1995 were 3,867,000, an increase of 147,000 shares from the 3,720,000 reported in 1994. This increase was the joint result of the issuance of 121,000 shares on exercise of stock options by certain key employees in 1995, and the dilutive effect of existing unexercised stock options.

Liquidity and Capital Resources

	As of December 31, 1996, the Company had cash reserves on hand of $4,789,000 as compared with $887,000 cash on hand as of December 31, 1995. This cash is invested in money-market, Eurodollar, and other conservative and liquid vehicles. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago was renewed on December 31, 1996 and is now in effect until April 30, 1998. This agreement is an unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus 150 basis points, or the Bank's prime rate. There were no borrowings against this agreement as of either December 31, 1996 or 1995.

	The Company has domestic income tax NOL carryforwards of $3,870,000 which expire in the years 2001 through 2008 and foreign income tax NOL carryforwards of $1,296,000. Approximately $941,000 of the foreign NOL carryforwards have no expiration dates.

	Management feels that existing cash balances and the existing bank line of credit will be sufficient to support its cash needs through 1997.

	The Company utilizes various mainframe and PC based computer software packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems with this software as a result of the change of the millennium on January 1, 2000.


Item 8.  Financial Statements and Supplementary Data

	The response to this item is submitted in a separate section of this report following Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	None.

                                  PART III

	The information called for by PART III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The lists of financial statements and schedules are submitted in a separate section of this report following Item 14. The exhibit index immediately precedes the index.

(b)	No report on Form 8-K was filed during the last quarter of the period covered by this report

                         ANNUAL REPORT ON FORM 10-K

                  ITEM 8 AND ITEM 14 (a)(1) and (2), and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES

                          Year Ended December 31, 1996

                                  CORCOM, INC.

                             LIBERTYVILLE, ILLINOIS

                         CORCOM, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                     Page (s)

Report of Independent Accountants                                        F-2

The following consolidated financial statements of  Corcom, Inc.
are included in Item 8:

   Consolidated Balance Sheets, December 31, 1996 and 1995               F-3

   Consolidated Statements of Income for each of the three years ended
   December 31, 1996                                                     F-4

   Consolidated Statements of Stockholders' Equity for each of the
   three years ended December 31, 1996                                   F-5

   Consolidated Statements of Cash Flow for each of the three years
   ended December 31, 1996                                               F-6

Notes to Consolidated Financial Statements                       F-7 to F-13



The following consolidated financial statement schedule of Corcom, Inc. is included in Item 14(d):

   Schedule II - Valuation and Qualifying Accounts                      F-14




All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT ACCOUNTANTS


Stockholders and Board of Directors
Corcom, Inc.
Libertyville, Illinois


We have audited the consolidated financial statements and related financial statement schedules of Corcom, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corcom, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements take as a whole, present fairly, in all material respects, the information required to be included herein.



S/S	Coopers & Lybrand L.L.P.

Chicago, Illinois
February 28, 1997

                     CORCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 and 1995
              (Amounts in thousands, except share information)


ASSETS                                          1996           1995
Current assets:
 Cash and cash equivalents                   $ 4,789        $   887
 Accounts receivable,  net of allowance
  for uncollectible accounts of $76 in
  1996 and $80 in 1995                         4,688          5,157
 Inventories                                   6,691          7,071
 Deferred income tax asset, net                2,000              0
 Other current assets                            682            531
    Total current assets                      18,850         13,646

Property, plant and equipment:
 Land                                            340            340
 Buildings and improvements                      936            936
 Leasehold improvements                          516            465
 Machinery and equipment                      15,017         13,554
 Furniture and fixtures                        1,582          1,515
                                              18,391         16,810
 Less: accumulated depreciation               14,014         13,062
                                               4,377          3,748
    Total assets                             $23,227        $17,394

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt        $    59        $    54
 Accounts payable                              1,368          1,023
 Other accrued liabilities                     1,728          1,690
   Total current liabilities                   3,155          2,767

 Long-term debt, net of current maturities       102            162

Commitments (Note 7)

Stockholders' equity:
 Common stock, no par value; 10,000,000
  shares authorized; 3,815,543 (1996) and
  3,740,543 (1995)  issued                    14,057         13,942
 Retained earnings                             6,023            551
 Accumulated exchange rate adjustments          (110)           (28)
   Total stockholders' equity                 19,970         14,465
   Total liabilities and stockholders'
   equity                                    $23,227        $17,394


The accompanying notes are an integral part of the consolidated financial statements.

                      CORCOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
               for the three years ended December 31, 1996
            (Amounts in thousands, except share information)




                                              1996        1995        1994
Net sales                                  $33,166     $30,660     $26,726

Costs and expenses:
 Cost of sales                              20,582      19,287      18,155
 Engineering expenses                        1,220       1,247       1,152
 Selling, administrative and
  other expenses                             7,799       7,095       5,932
                                            29,601      27,629      25,239

Operating income                             3,565       3,031       1,487

Interest expense                                16          71         178
Interest income                               (134)         (7)         (1)

Income before provision for income taxes     3,683       2,967       1,310

Provision (benefit) for income taxes        (1,789)        181          67

Net income                                $  5,472    $  2,786    $  1,243

Per common and common equivalent share:
 Net income                               $   1.38    $    .72    $    .33


Average number of common and
common equivalent shares outstanding     3,957,000   3,867,000   3,720,000


The accompanying notes are an integral part of the consolidated financial statements.

                      CORCOM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the three years ended December 31, 1996
             (Amounts in thousands except share information)



                       Common Stock                                 Cost of
                          Issued            Retained     Accum       Common
                  ---------------------     Earnings  Exch Rate    Stock in
                      Shares     Amount      Deficit      Adj      Treasury

Balance at
January 1, 1994    3,560,543    $13,656      $(3,478)    $(133)        $(1)

 Purchase of 5,000
  shares of common
  stock for treasury                                                   (18)
 Issuance of 5,811
  shares of common
  stock under employee
  stock purchase plan                                                   19
 Stock options
  exercised for $1.12
  to $2.25 per share  59,000         93
 Net income                                    1,243
 Exchange rate adjustments                                 (51)

Balance at December
31, 1994           3,619,543     13,749       (2,235)      (82)          0

 Stock options
  exercised for
  $1.00 to $2.50
  per share          121,000        193
 Net income                                    2,786
 Exchange rate
  adjustments                                               54

Balance at December
31, 1995           3,740,543     13,942          551       (28)          0

 Stock options
  exercised for
  $1.00 to $3.00
  per share           75,000        115
 Net income                                    5,472
 Exchange rate
  adjustments                                              (82)

Balance at December
 31, 1996          3,815,543    $14,057     $  6,023     $(110)     $   0



The accompanying notes are an integral part of the consolidated financial statements.

                         CORCOM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three years ended December 31, 1996
                           (Amounts in thousands)


                                                   1996      1995      1994
Cash flows from operating activities:
 Net income                                     $ 5,472   $ 2,786   $ 1,243
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Gain on sale of properties                                           (237)
  Provision for uncollectible accounts
   receivable                                        33        77        34
  Restructuring costs                               (25)     (263)     (198)
  Depreciation                                    1,028     1,105     1,075
  Deferred tax benefit                           (2,000)
  Common stock issued under employee stock
   purchase plan                                                         19
  Changes in operating assets and liabilities:
    Trade accounts receivable                       436    (1,009)     (448)
    Inventories                                     298      (599)      498
    Other current assets                           (151)       41       (96)
    Accounts payable                                345      (212)     (347)
    Accrued liabilities                              63       696        46

     Net cash provided by operating activities    5,499     2,622     1,589


Cash flows from investing activities:
 Proceeds from sale of properties                                     2,548
 Expenditures for property, plant and equipment  (1,657)   (1,454)   (1,239)

     Net cash provided by (used in) investing
      activities                                 (1,657)   (1,454)    1,309

Cash flows from financing activities:
 Common stock purchased for treasury                                    (18)
 Net payments under bank line of credit                      (483)   (1,536)
 Stock options exercised                            115       193        93
 Principal payments on long-term debt               (55)      (63)   (1,200)
 (Decrease) in cash overdraft                                (130)     (273)
     Net cash provided by (used in) financing
      activities                                     60      (483)   (2,934)
Net increase (decrease) in cash and cash
 equivalents                                      3,902       685       (36)

Cash and cash equivalents at beginning of year      887       202       238

Cash and cash equivalents at end of year        $ 4,789   $   887   $   202


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                      $    16   $    71   $   177
  Income taxes                                      223       181        68

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets or terms of the related leases for leasehold improvements, if shorter. Estimated useful lives range from three to eight years.

Amounts incurred for maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized. Upon sale or retirement, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss in included in the consolidated statements of income.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

Translation of Foreign Currencies

The Company measures foreign assets, liabilities, equity, and results of operations in the functional currencies of the countries in which it operates except for its operations in Mexico for which the U.S. dollar is the functional currency. The Company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate in effect at year-end and income statement accounts at the average exchange rates during the year.

Translation adjustments result from the process of translating foreign currency financial statements into U.S. dollars. These translation adjustments, which are generally not included in the determination of net income, are reported separately as a component of stockholders' equity.

Per Share Data

Net income per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each year.

1.	Summary of Significant Accounting Policies, continued

Revenue Recognition

Sales to customers are recorded at the time of shipment net of estimated discounts and allowances.

Stock Based Compensation

Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation"
(SFAS 123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation plans according to the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123 (see Note 6).

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

2.	Inventories

The Company's inventories consist of the following at December 31 (in thousands):

                                          1996             1995
 Finished products                      $2,693           $3,033
 Raw materials and work-in-process       3,998            4,038
                                        $6,691           $7,071

3.	Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

                                                    1996          1995
 Accrued payroll, incentive bonus and commissions $1,045       $ 1,069
 Other                                               683           621
                                                  $1,728        $1,690

4.	Bank Notes Payable

The Company has a loan agreement with a bank which provides for a revolving line of credit through April 30, 1998, of up to $4,000,000, limited by a borrowing base calculated as a percentage of eligible accounts receivable, with interest at the bank's base rate (8.25% at December 31, 1996) or LIBOR plus 1.5%. There were no borrowings in 1995 or 1996. Under the provisions of the agreement the Company is subject to certain covenants which, among other things, restrict the payment of dividends to a calculation based upon net income.

5.    Income Taxes

Income before provision for income taxes consisted of the following as of December 31:

                                     1996            1995            1994
                                                 (In thousands)
        Domestic                    $3,138         $2,184          $1,166
        Foreign                        545            783             144
                                    $3,683         $2,967          $1,310

The provision (benefit) for income taxes is comprised of the following:

                                      1996            1995            1994
                                                  (In thousands)
 Current income tax expenses:
        State                      $      1        $      1        $      1
        Domestic                         65              80
        Foreign                         145             100              66
                                        211             181              67
 Deferred income tax credits:
        Domestic                     (2,000)             --              --
                                   $ (1,789)       $    181        $     67


The provision (benefit) for income tax differs from a provision computed at the U.S. statutory rate as follows:

                                       1996            1995            1994
                                                   (In thousands)

   Statutory rate provision        $  1,252          $1,008         $   445
   State taxes, net                       1               1               1
   Benefit of net
     operating loss carryforwards    (1,122)           (848)           (381)
   Reduction of valuation allowance  (2,000)
   Subpart F Income                     129
   Effect of foreign income tax rates   (40)             33              17
   Other                                ( 9)            (13)            (15)
                                    $(1,789)         $  181          $   67

The components of the deferred tax asset and the tax effect are as follows at December 31, 1996:
                                       Temporary                 Tax
                                       Difference             Effect
                                                (In thousands)

   Inventory valuation                 $     322              $  129
   Fixed assets                              158                  63
   Reserve for lease cancellation             94                  37
   Self-insurance                             30                  12
   Allowance for doubtful accounts            60                  24
   Foreign NOL carryforwards               1,296                 280
   Domestic NOL carryforwards              3,870               1,548
   Other                                      58                  24
   Alternative minimum tax credit                                163
   Subtotal                             $  5,888               2,280
   Valuation allowance                                          (280)
   Total                                                      $2,000

5.	Income Taxes, continued

As of December 31, 1996, the Company maintained a valuation allowance with respect to the deferred tax asset as a result of the uncertainty of ultimate realization of foreign NOL carryforwards. The valuation allowance, which existed at December 31, 1995, was reduced by $3,392,000 in 1996 principally due to the utilization of $1,392,000 income tax NOL carryforward and $2,000,000 reversal of valuation allowance, primarily in the fourth quarter of 1996, since management's uncertainty of the utilization of the net deferred tax asset, except for foreign NOL, was substantially removed.

At December 31, 1996, the Company had a domestic income tax NOL carryforward of $3,870,000 which expires in the years 2001 through 2008, and foreign income tax NOL carryforwards of $1,296,000. The foreign NOL carryforwards were principally in Hong Kong, Mexico and the West Indies. Approximately $941,000 of the foreign NOL carryforwards have no expiration date.

6.	Employee Benefit Plans

The Company has established certain stock-based compensation plans, described below, for the benefit of certain officers, key employees, and directors. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options granted under the plans.

The Company has stock option plans which provide for the granting of options to certain officers, key employees, and directors. The option price per share is not less than the market price at the date of grant. Options granted under the officer and key employee plan become exercisable at 40% one year from date of grant and an additional 20% per year thereafter. Options granted under the directors' plan become exercisable six months after date of grant. All unexercised options expire five years after the date of grant.

Under an employee stock purchase plan, the Company is authorized to issue up to 150,000 shares of common stock to eligible employees through December 31, 1994. The purchase price of such shares is equal to 85% of the lower of market value at the beginning or end of a six month purchase period which commences each January 1 and July 1. During 1994, 5,811 shares of common stock were issued pursuant to the plan. The resulting expense charged to operations amounted to approximately $8,000 in 1994. The plan expired on December 31, 1994 and was not renewed.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 57.6%, (2) risk-free interest rate of 6.9% in 1995 and 5.9% in 1994, and (3) expected life of 4.13 to 4.26 years. The Company has declared no cash dividends during 1996, 1995, and 1994.

The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 1996, 1995 and 1994, respectively, was $3.68, $1.63, and $0.85. Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options or shares, additional compensation expense would have been recorded in the amount of approximately $110,400 in 1996, $114,400 in 1995, and $92,600 in 1994.

A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the year ended on those dates is presented below:

6.	Employee Benefit Plans, continued

                   -------1996-------  --------1995-------  -------1994-------
                                 Wgtd                 Wgtd                Wgtd
                                  Avg                  Avg                 Avg
                                 Exer                 Exer                Exer
                      Shares    Price     Shares     Price    Shares     Price
Outstanding at       293,000    $1.84    350,000     $1.49   354,000     $1.79
beginning of year

Granted               30,000    $7.00     70,000     $3.19   110,000     $1.71

Exercised             75,000    $1.54    121,000     $1.60    59,000     $1.57

Forfeited                  0       --          0        --     5,000     $1.13

Expired                    0       --      6,000      $2.25   50,000     $4.05

Outstanding at       248,000    $2.55    293,000      $1.84  350,000     $1.49
end of year

Options exercisable  178,000    $2.71    168,000      $1.65  206,000     $1.50
at year end


Under the Company's defined contribution incentive savings plan, covering substantially all United States employees, Company contributions are based on varying percentages of the participants' total contributions. The aggregate contributions made by the Company to the savings plan and charged to operations were $38,000 (1996), $34,000 (1995), and $28,000 (1994).

7.	Leases

The Company leases certain facilities and equipment under operating leases. The leases generally require the company to pay real estate taxes, insurance, and maintenance costs. Rental expense amounted to $547,000 (1996), $597,000
(1995), and $508,000 (1994).

Future minimum rental commitments as of December 31, 1996 for noncancelable leases (principally real estate) are as follows:
                  (In thousands)

          1997                 $   541
          1998                     464
          1999                     259
          2000                     141
                                $1,405


8.	Business Information by Geographic Area

The Company's operations consist of one business segment: the design, manufacture, and sale of radio frequency interference filters for digital electronic equipment to the commercial, military, and facility filter markets. Operations are conducted principally in the United States, Mexico, and Germany. The net assets of the Company's operations located outside the United States at December 31 were: $3,080,000 (1996), $2,660,000 (1995), and
$2,331,000 (1994).

8.	Business Information by Geographic Area, continued

Foreign sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, governmental regulations (including import and export controls), restrictions on currency repatriation and labor relations laws.

Intercompany transactions consist of the transfer of raw material between the United States parent and its manufacturing subsidiary and the purchase of finished goods by the United States parent or its German or Far East subsidiaries. Raw materials are transferred at cost. Finished goods are purchased at predetermined transfer prices that allow the parent or its manufacturing subsidiary to recover cost plus an operating profit.

No single customer accounted for 10% of net sales for any of the years presented.

Interest and dividend income, interest expense and general corporate expenses are not allocated to specific geographic areas. Corporate assets consist of cash and cash equivalents.

                      CORCOM, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Business Information by Geographic Area, continued

                                     (In Thousands)

                     ------United States-----    ---------Germany-----------
                     1996      1995      1994       1996      1995      1994

Revenues:
Net sales         $24,935   $24,098   $21,577     $7,445    $5,424    $4,271
Intercompany
 transfers          5,840     4,013     3,210          8         3        68
Geographic area
 totals           $30,775   $28,111   $24,787     $7,453    $5,427    $4,339

Operating income
 (loss)           $ 4,411   $ 3,458   $ 2,853     $  108    $  215    $  (49)

Identifiable assets
 at December 31:
 Operating assets $ 9,340   $ 7,774   $ 6,587     $1,170    $1,354    $1,105
 Corporate assets
  Total assets


                     ----------Other---------    ---------Consolidated------
                     1996      1995      1994       1996      1995      1994
Revenues:
 Net sales         $  786    $1,138    $  878    $33,166   $30,660   $26,726
Intercompany
 transfers          3,607     3,079     3,612      9,455     7,095     6,890
Geographic area
 totals            $4,393    $4,217    $4,490    $42,621   $37,755   $33,616

Elimination of
 intercompany
 transfers                                        (9,455)   (7,095)   (6,890)

 Net sales                                       $33,166   $30,660   $26,726

Operating
 income (loss)     $   75    $  255    $ (304)   $ 4,594   $ 3,928   $ 2,500
Interest income
 (expense)                                           118       (64)     (177)
General corporate
 expenses                                         (1,029)     (890)   (1,013)

Income before
 income taxes                                    $ 3,683    $ 2,967  $ 1,310

Identifiable assets at
 December 31:
 Operating assets  $7,928    $7,379    $6,922    $18,438    $16,507  $14,614
 Corporate assets                                  4,789        887      202
  Total assets                                   $23,227    $17,394  $14,816

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      CORCOM, INC. AND SUBSIDIARIES


Column A              Column B         Column C            Column D   Column E
                                       Additions          Deductions
                                 -----------------------
                                  Charged
                     Balance at        to                            Balance
                      Beginning   Costs &     Charge for              at End
Description           of Period   Expense   Restructuring  Describe  of Period
--------------------  ---------  --------   -------------  --------  ---------
Year ended December
 31, 1996:
Allowance for doubtful
 accts.                   $  80     $  33                 $  37 (A)      $  76
Reserve for excess and
 obsolete inventories       583       386                   411 (B)        558

Year ended December
 31, 1995:
Allowance for doubtful
 accts.                    $145     $  77                  $142 (A)      $  80
Reserve for excess and
 obsolete inventories       523       489                   429 (B)        583

Year ended December
 31, 1994:
Allowance for doubtful
 accts.                    $174     $  34                 $  63 (A)       $145
Reserve for excess and
 obsolete inventories       695       119                   291 (B)        523


Note A - Uncollectible accounts written off, net of recoveries

Note B - Obsolete inventories disposed of and written off

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 1997

CORCOM, INC.
(Registrant)

By:
s/s  Thomas J. Buns
Thomas J. Buns
Vice President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                               Date

WERNER E. NEUMAN*          President and Director       )
(Werner E. Neuman)         (Principal Executive Officer))
                                                        )
THOMAS J. BUNS             Vice President and Treasurer )
(Thomas J. Buns)           (Principal Financial and     )
                            Accounting Officer)         )
                                                        )
CAROLYN A. BERRY*          Director                     )
(Carolyn A. Berry)                                      )
                                                        )
HERBERT L. ROTH*           Director                     ) March 11, 1997
(Herbert L. Roth)                                       )
                                                        )
JAMES A. STEINBACK*        Director                     )
(James A. Steinback)                                    )
                                                        )
GENE F. STRAUBE*           Director                     )
(Gene F. Straube)                                       )
                                                        )
RENATO TAGIURI*            Director                     )
(Renato Tagiuri)                                        )
                                                        )
                                                        )
*By s/s Thomas J. Buns                                  )
    Thomas J. Buns                                      )
    Attorney-in-Fact                                    )

                       EXHIBIT INDEX


Exhibit  Description                                                     Page
No.
3.1 Registrant's Articles of Incorporation and all amendments thereto, filed as Exhibit 3.1 to registrant's 10-Q for the quarter ended July 2, 1994 and hereby incorporated by reference.

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

10.3* CORCOM, Inc. 1985 Key Employees' Incentive Stock Option Plan, filed as Exhibit 10.7 to registrant's Form 10-K for 1985, and hereby incorporated by reference.

10.4*    CORCOM, Inc. 1991 Directors' Stock Option Plan, filed as Exhibit
         10.5 to registrant's Form 10-K for 1990, and hereby incorporated by reference.

10.5* Amendment to CORCOM, Inc. 1991 Directors' Stock Option Plan as adopted in March, 1992, filed as Exhibit 10.7 to registrant's Form 10-K for 1991, and hereby incorporated by reference.

10.6* Amendments to 1985 Key Employees' Incentive Stock Option Plan, as adopted in February, 1987, filed as Exhibit 10.9 to registrant's Form 10-K for 1986 and hereby incorporated by reference.

10.7* CORCOM, Inc. 1988 Key Employees' Incentive Stock Option Plan, filed as Exhibit 10.13 to registrant's Form 10-K for 1987, and hereby incorporated by reference.

10.8* Employment agreement between Werner E. Neuman and registrant, dated November 9, 1988, filed as Exhibit 10.15 to registrant's Form 10-K for 1988, and hereby incorporated by reference.

10.9* Amendment to employment agreement between Werner E. Neuman and registrant dated August 15, 1990, filed as Exhibit 19.2 to registrant's Form 10-Q for the quarter ended September 29, 1990 and hereby incorporated by reference.

10.10* Employment agreement between Thomas J. Buns and registrant dated November 18, 1991, filed as Exhibit 10.19 to registrant's Form 10-K for 1991, and hereby incorporated by reference.

10.11* Executive Bonus Plan for 1994, filed as Exhibit 10.22 to registrant's Form 10-K for 1993, and hereby incorporated by reference.

10.12* Executive Bonus Plan for 1995, filed as Exhibit 10.11 to registrant's Form 10-K for 1994 and hereby incorporated by reference.

10.13* Executive Bonus Plan for 1996, filed as Exhibit 10.10 to registrant's Form 10-K for 1995 and hereby incorporated by reference.

10.14*   Executive Bonus Plan for 1997.

10.15*   CORCOM, Inc. 1994 Directors' Stock Option Plan, filed as Exhibit
         10.24 to registrant's Form 10-K for 1993, and hereby incorporated by reference.

10.16 Credit Agreement with American National Bank and Trust Company of Chicago, dated December 31, 1996

11.1     Computation of Income per Share.

22.1     Significant subsidiaries of the registrant are listed below:

                                  State or Other Jurisdiction
         Subsidiary               of Incorporation and Organization
         --------------------     ---------------------------------
         Corcom S.A. de C.V.      Mexico
         Corcom Far East, Ltd.    Hong Kong

23.1     Consent of Coopers and Lybrand.

24.1     Power of Attorney.

27.1     Financial Data Schedule (EDGAR only).

----------------
* Management contract or compensatory plan.