Form 10-Q
period 1997-03-29
CORCOM INC
filed 1997-04-24
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)


  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              		THE SECURITIES EXCHANGE ACT OF 1934

             	  For the Quarterly period ended March 29, 1997

                                       OR

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 0-9487

              			     CORCOM, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                    Illinois                           36-2307626
          -------------------------------        -----------------------
          (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)


             844 E. Rockland Road, Libertyville, Illinois         60048
           --------------------------------------------------    --------
                (Address of principal executive offices)        (Zip Code)


	Registrant's telephone number, including area code  (847) 680-7400

                                  Not Applicable
      ------------------------------------------------------------------
		  Former name, former address and former fiscal year,
			  if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock, No Par Value--3,819,843 Shares as of April 18, 1997


                           Exhibit Index on Page 9


                               CORCOM, INC.

                                  INDEX





PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets--March 29, 1997
            (Unaudited) and December 31, 1996

            Consolidated Condensed Statements of Income
            (Unaudited)--For the Thirteen Weeks Ended
            March 29, 1997 and March 30, 1996

            Consolidated Condensed Statements of Cash Flows
            (Unaudited)--For the Thirteen Weeks Ended
            March 29, 1997 and March 30, 1996

            Notes to Consolidated Condensed Financial Statements


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations




PART II--OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K     				9

            Signatures

            Exhibit 11.1--Computation of Earnings per Share

            Exhibit 27.1--Financial Data Schedule (EDGAR only)




                  PART I.  FINANCIAL INFORMATION
                             CORCOM, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands, except Share Data)


                                            March 29,            December 31,
ASSETS                                         1997                    1996
                                           ----------            -----------
CURRENT ASSETS                             (Unaudited)

  Cash & cash equivalents                    $ 5,831                $ 4,789
  Accounts receivable - net                    5,609                  4,688
  Inventories - Note B                         6,530                  6,691
  Deferred income tax asset, net               1,690                  2,000
  Other current assets                           572                    682

Total current assets                          20,232                 18,850

PROPERTY, PLANT AND EQUIPMENT - AT COST       18,852                 18,391
  Less allowances for depreciation &
  amortization                                14,271                 14,014
                                               4,581                  4,377

TOTAL ASSETS                                 $24,813                $23,227


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt          $    58               $    59
  Accounts payable                             2,625                 1,368
  Other accrued liabilities                    1,421                 1,728

Total current liabilities                      4,104                 3,155

LONG-TERM DEBT                                    87                   102

STOCKHOLDERS' EQUITY
  Common Stock, no par value; 10,000,000
  shares authorized; issued - 3,833,743
  shares in 1997 and 3,815,543 in 1996        14,083                14,057
  Retained earnings                            6,764                 6,023
  Accumulated exchange rate adjustments         (225)                 (110)
                                              20,622                19,970

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $24,813               $23,227

See notes to Consolidated Condensed Financial Statements.


                                CORCOM, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                      (In Thousands, except Share Data)



                                        ------Thirteen Weeks Ended-------
                                        March 29, 1997      March 30, 1996
                                        --------------     ---------------
Net sales                                    $8,993              $8,313
Costs and expenses:
  Cost of sales                               5,624               5,130
  Engineering expenses                          338                 311
  Selling, administrative & other expenses    1,976               1,869
  Interest expense                                3                   4
  Interest income                               (49)                (19)
                                              7,892               7,295

Earnings before income taxes                  1,101               1,018

Income tax provision (benefit)                  360                (246)

Net earnings                                 $  741              $1,264

Average number of common and common
equivalent shares outstanding             3,971,246           3,939,928

Net earnings per common and
common equivalent share - Note C              $0.19               $0.32


Cash dividends have not been declared in the periods covered by these state-ments.

See notes to Consolidated Condensed Financial Statements.



                                    CORCOM, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Thousands)

                                         ------Thirteen Weeks Ended----
                                          March 29,           March 30,
                                            1997                 1996
                                         ------------      ------------
OPERATING ACTIVITIES
  Net cash flows from operating
   activities                                $1,556             $1,513

INVESTING ACTIVITIES
  Additions to property, plant and
  equipment, net                               (524)              (213)

FINANCING ACTIVITIES
 Stock options exercised                         26                 43
  Repayments of notes payable and
   long term debt                               (16)               (14)

      TOTAL FINANCING ACTIVITIES                 10                 29


   INCREASE IN CASH AND CASH EQUIVALENTS      1,042              1,329

 Cash and cash equivalents at beginning
  of period                                   4,789                887


CASH AND CASH EQUIVALENTS AT END OF PERIOD   $5,831             $2,216



See notes to Consolidated Condensed Financial Statements.


                              CORCOM, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):


                                       March 29,           December 31,
                                         1997                  1996
                                       --------              --------
Finished products                        $2,241               $2,693
Raw materials and work-in-process         4,289                3,998
                                         $6,530               $6,691


NOTE C - EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period.


NOTE D - INCOME TAXES

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of March 29, 1997 are as follows (in thousands):

                Deferred tax asset             $1,975
                Less valuation allowance         (285)
                Net deferred tax asset         $1,690



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1997 vs. First Quarter 1996

Corcom's net sales for the first quarter of 1997 were $8,993,000, an increase of 8.2% from the $8,313,000 reported for the first quarter of 1996. This in-crease was the result of revenue growth in the Company's North American and European commercial filter businesses. North American revenue represented over 73% of total revenue in the first quarter of 1997 and was up 10.2% over the comparable number in 1996 as a result of the continued strength of the do-mestic market for passive components. European sales, which represent ap-proximately 25% of total first quarter 1997 revenue, was up 5.6% in 1997 over 1996. There were no appreciable price changes year to year.

Cost of sales for the current quarter equaled 62.5% of net sales compared to 61.7% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if in-flation in Mexico escalates.

Engineering expenses, at $338,000 in the first quarter of 1997, were slightly higher than the $311,000 reported in the first quarter of 1996 as a result of
higher prototype costs in the current period.   Selling, administrative and
other expenses rose in 1997 to $1,976,000 from the $1,869,000 reported in the first quarter of 1996. The largest component of this increase was the higher sales and commission expenses on the higher revenue level.

Interest expense was negligible in the first quarter of 1997 as it was in 1996. Interest income increased to $49,000 in the first quarter of 1997 as compared to $19,000 in the year-ago period as a result of the higher cash bal-ances in the current period.

The Company's pre-tax earnings for the first quarter of 1997 were $1,101,000 as compared with $1,018,000 for the first quarter of 1996. The reasons for the improvement are discussed above.

The income tax provision in the first quarter of 1997, at $360,000, represents a normal statutory provision based on current pretax earnings. This compares to an income tax benefit of $246,000 in the first quarter of 1996. The prin-cipal component of this benefit was a reversal of part of the valuation allow-ance against the deferred tax asset related to existing tax net operating loss
(NOL) carryforwards at the beginning of 1996. This was a one-time benefit ex-perienced in 1996 only and was not repeatable in 1997.

After tax, the Company's net earnings for the first quarter of 1997 were $741,000 ($.19 per share). This compares to net earnings in the year ago pe-riod of $1,264,000 ($.32 per share), including the tax benefit experienced in that year. The average number of common and common equivalent shares out-standing as of March 29, 1997 were 3,971,246, an increase of 31,318 from the 3,939,928 shares reported as of March 30,1996. The increase was the joint re-sult of the issuance of additional shares on exercise of stock options by cer-tain key employees over the past year, and the dilutive effect of existing un-exercised stock options.

Liquidity and Capital Resources

As of March 29, 1997, the Company had cash reserves on hand of $5,831,000, an increase of $1,042,000 over the $4,789,000 reported at the beginning of the year. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago is still in place. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Inter-est on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement runs through April 30, 1998. There were no borrowings against this agreement as of March 29, 1997.

On March 26, 1997, the Company announced that the Board of Directors had ap-proved a stock repurchase program for up to 200,000 shares of the Company's common stock. It was announced that the stock purchases would be made from time to time, depending on market conditions, in the open market and in pri-vately negotiated transactions. The Company had not made any repurchases un-der this program as of March 29, 1997.

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

PART II.  OTHER INFORMATION

CORCOM, INC.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.      Description
       11.1          Computation of Earnings per share
       27.1          Financial Data Schedule (EDGAR only)






(b) The Company did not file any reports on Form 8-K during the thirteen week period ended March 29, 1997.





                              CORCOM, INC.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 24, 1997


Corcom, Inc.

/S/ Thomas J. Buns
By: Thomas J. Buns
    Vice President and Treasurer
    (Principal Financial Officer)