Form 10-Q
period 1997-06-28
CORCOM INC
filed 1997-07-17
CIK 316402

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q


Mark One

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 28, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT  OF 1934

                         Commission file number 0-9487


                                 CORCOM, INC
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


      Registrant's telephone number, including area code: (847) 680-7400


                             NOT APPLICABLE
Former name, former address and former fiscal year if changed since last report.


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


       Common Stock, No Par Value - 3,813,843 Shares as of July  11, 1997


                            Exhibit Index on Page 9

                                 CORCOM, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION 						     		Page No.


Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets - June 28, 1997
           (unaudited) and December 31, 1996                               3

           Consolidated Condensed Statements of Operations (unaudited)
           - for the 13 weeks and 26 weeks ended June 28, 1997 and         4
           June 29, 1996

           Consolidated Condensed Statements of Cash Flows (unaudited)
           - for the 26 weeks ended June 28, 1997 and June 29, 1996        5

           Notes to Consolidated Condensed Financial Statements            6


Item 2.    Management's Discussion and Analysis of Financial Condition   7-8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    N/A



PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders             9

Item 6.    Exhibits and Reports on Form 8-K                                9

           Signatures                                                     10

           Exhibit 10.1 - 1997 Key Employees'Stock Option Plan            11

           Exhibit 11.1 - Computation of Earnings per Share               15

           Exhibit 27.1 - Financial Data Schedule (EDGAR ONLY)

                      PART I.  FINANCIAL INFORMATION

                                CORCOM, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In Thousands, except Share Data)


                                           June 28,       December 31,
                                             1997             1996
                                         -----------       -----------
ASSETS                                   (Unaudited)

CURRENT ASSETS
Cash & cash equivalents                     $  5,909          $  4,789
Accounts receivable (net)                      5,529             4,688
Inventories - Note B                           7,121             6,691
Deferred income tax benefit, net               1,160             2,000
Other current assets                             730               682
     Total current assets                     20,449            18,850

PROPERTY, PLANT & EQUIPMENT - AT COST         18,837            18,391
Less accumulated depreciation & amortization  14,306            14,014
                                               4,531             4,377


TOTAL ASSETS                                 $24,980           $23,227


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt            $    58           $    59
Accounts payable                               2,238             1,368
Other accrued liabilities                      1,241             1,728

  Total current liabilities                    3,537             3,155

LONG TERM DEBT                                    73               102

STOCKHOLDERS' EQUITY
Common stock, no par value:
Authorized 10,000,000 shares; issued
3,848,243 shares in 1997 and 3,815,543
shares in 1996                                14,113            14,057
Retained earnings                              7,754             6,023
Accumulated exchange rate adjustments           (254)             (110)

                                              21,613            19,970
Less cost of common stock in treasury -
34,400 shares in 1997 and none in 1996          (243)                0

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $24,980           $23,227


See notes to Consolidated Condensed Financial Statements.

                                CORCOM, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except share data)

                          Thirteen Weeks Ended       Twenty-six Weeks Ended
                         ----------------------     -----------------------
                          June 28,     June 29,      June 28,       June 29,
                             1997         1996          1997           1996
                         ---------    ---------     ---------      ---------
Net Sales
                          $ 9,803      $ 8,507       $18,796        $16,820
Costs and expenses
  Cost of sales             5,902        5,334        11,526         10,464
  Engineering expenses        333          299           671            610
  Selling, administrative
    & other expenses        2,038        1,844         4,014          3,713
  Interest expense              3            4             6              8
  Interest income             (66)         (28)         (115)           (47)

Earnings before income tax  1,593        1,054         2,694          2,072

Income tax provision/
 (benefit)                    603         (249)          963          (495)

Net earnings              $   990      $ 1,303       $ 1,731       $ 2,567


Average number of common
and common equivalent
shares outstanding      3,958,021    3,993,234     3,962,029     3,962,934

Net earnings per common
and common equivalent
share - Note C             $  .25       $  .33        $  .44        $  .65



Cash dividends have not been declared in the periods covered by these statements.


See notes to Consolidated Condensed Financial Statements.

                            CORCOM, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Thousands)


                                            Twenty-six Weeks Ended
                                           ------------------------
                                            June 28,       June 29,
                                               1997           1996
                                           ---------      ---------
OPERATING ACTIVITIES
  Net cash flows from operating
   activities                               $ 2,140        $ 2,762

INVESTING ACTIVITIES
  Additions to property, plant &
   equipment (net)                             (803)          (533)

FINANCING ACTIVITIES
  Treasury stock purchases                     (243)             0
  Stock options exercised                        56             83
  Repayments of notes payable & long
   term debt                                    (30)          (207)
  Proceeds from borrowings under notes
   payable & long term debt                       0            230

TOTAL FINANCING ACTIVITIES                     (217)           106

INCREASE IN CASH AND CASH EQUIVALENTS         1,120          2,335

Cash and cash equivalents at beginning
 of year                                      4,789            887

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $ 5,909        $ 3,222



See notes to Consolidated Condensed Financial Statements

                              CORCOM, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in a format provided by the instructions to Form 10-Q and Rule 10-01 or Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):


                                     June 28, 1997     December 31, 1996
     Finished products                 $  2,451               $ 2,693
     Materials & work-in-process          4,670                 3,998
                                        $ 7,121               $ 6,691

NOTE C - EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period.

NOTE D - INCOME TAXES

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of June 28, 1997 are as follows (in thousands):

        Deferred tax assets           $1,440
        Less: valuation reserve       (  280)
        Net deferred tax assets       $1,160

NOTE E - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's year ended December 31, 1997. The Company believes that any earnings per share adjustment from the application of this statement will not be material to the current method of computing earnings per share.

Statements of Financial Accounting Standards No. 129, "Disclosure of Informa-tion about Capital Structure," No. 130, "Reporting Comprehensive Income Summary," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," are also effective for the Company's year ended December 31, 1997. The Company does not believe these statements will have a material impact on its financial statements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1997 vs. Second Quarter 1996

CORCOM's net sales for the second quarter of 1997 were $9,803,000, an increase of 15.2% from the $8,507,000 reported for the second quarter of 1996. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 76% of total revenue in the second quarter of 1997 and was up 15.1% over the comparable number in 1996 as a result of the continued strength in this segment of the overall electronics market. European sales, which represents approximately 21% of total second quarter 1997 revenue, was up 18.4% in 1997 over 1996. There were no appreciable price changes year to year.

Cost of sales for the current quarter were 60.2% of net sales compared to 62.7% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. This cost increase, however, has been more than offset by the contribution margin of the increased sales volume in 1997. Since a portion of the Company's costs are peso- based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $333,000 in the second quarter of 1997, were higher than the $299,000 reported in the second quarter of 1996 as a result of higher
prototype costs for new products.   Selling, administrative and other
expenses rose in 1997 to $2,038,000 from the $1,844,000 reported in the second quarter of 1996. The largest components of this increase were higher commission and selling expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Interest income in the second quarter of 1997 was $66,000, compared to $28,000 for the year ago period, the result of higher cash investments in 1997.

The Company's pre-tax earnings for the second quarter of 1997 were $1,593,000 as compared with $1,054,000 for the second quarter of 1996. The reasons for the improvement are discussed above.

The income tax provision in the second quarter of 1997, at $603,000, represents a normal statutory provision based on current pretax earnings. This compares to an income tax benefit of $249,000 in the second quarter of 1996. The principal component of this benefit was a reversal of part of the valuation allowance against the deferred tax asset related to existing tax net operating loss (NOL) carryforwards at the beginning of 1996. This was a one-time benefit experienced in 1996 only and was not repeatable in 1997.

After tax, the Company's net earnings for the second quarter of 1997 were $990,000 ($0.25 per share). This compares to net earnings in the year ago period of $1,303,000 ($0.33 per share). The average number of common and common equivalent shares outstanding as of June 28, 1997 were 3,958,021, a decrease of 35,213 from the 3,993,234 shares reported as of June 29, 1996. The decrease was mainly due to the repurchase by the Company of 34,400 shares of its common stock in the second quarter.

Results of Operations - First Half 1997 vs. First Half 1996

CORCOM's net sales for the first half of 1997 were $18,796,000, an increase of 11.7% from the $16,820,000 reported for the first half of 1996. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 74% of total revenue in the first half of 1997 and was up 12.8% over the comparable number in 1996 as a result of the continued strength of this segment of the overall electronics market. European sales, which represents approximately 23% of total first half 1997 revenue, was up 11.4% in 1997 over 1996. There were no appreciable price changes year to date.

Cost of sales for the first half of 1997 were 61.3% of net sales compared to 62.2% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. This cost increase, however, has been more than offset by the contribution margin of the increased sales volume in 1997. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $671,000 in the first half of 1996, were higher than the $610,000 reported in the first half of 1996 as a result of higher prototype costs for new products under development. Selling, administrative and other expenses rose in 1997 to $4,014,000 from the $3,713,000 reported in the first half of 1996. The largest components of this increase were higher commission and selling expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Interest income in the first half of 1997 period was $115,000 compared to interest income of $47,000 in the first half of 1996, the result of higher cash investments in 1997.

The Company's pre-tax earnings for the first half of 1997 were $2,694,000 as compared with $2,072,000 for the first half of 1996. The reasons for the improvement are discussed above.

The income tax provision in the first half of 1997, at $963,000, represents a normal statutory provision based on current pretax earnings. This compares to an income tax benefit of $495,000 in the first half of 1996. The principal component of this benefit was a reversal of part of the valuation allowance against the deferred tax asset related to existing tax net operating loss
(NOL) carryforwards at the beginning of 1996. This was a one-time benefit experienced in 1996 only and was not repeatable in 1997.

After tax, the Company's net earnings for the first half of 1997 were $1,731,000 ($0.44 per share). This compares to net earnings in the year ago period of $2,567,000 ($0.65 per share). The average number of common and common equivalent shares outstanding for the first six months of 1997 were 3,962,029 a decrease of 905 from the 3,962,934 average shares reported for the first six months of 1996. The decrease was the result of the repurchase by the Company of 34,400 shares of its common stock, partially offset by the issuance of additional shares on exercise of stock options by certain key employees over the past year and the dilutive effect of existing unexercised stock options.

Liquidity and Capital Resources

As of June 28, 1997, the Company had cash reserves on hand of $5,909,000 as compared to $4,789,000 as of December 31, 1996. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago is still in place. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement runs through April 30, 1998. There were no borrowings against this agreement as of June 28, 1997.

On March 26, 1997, the Company announced that the Board of Directors had approved a stock repurchase program for up to 200,000 shares of the Company's common stock. During the second quarter, the Company repurchased 34,400 shares of stock for $243,000. Per-share prices ranged from $6.50 to $7.50 and averaged $7.06.

The Company does not believe it will need to identify additional sources of capital over the next year and feels that current cash reserves, cash provided by operating activities, and the existing credit facility will be sufficient to meet its operating needs and capital resource requirements.

                        PART II.  OTHER INFORMATION
                                   CORCOM


Item 4.  Submission of Matters to a Vote of Security Holders


At the Company's annual meeting of shareholders held May 22, 1997, the following vote totals were tabulated:

        1.  Election of Directors

            Nominees              Number of Votes          Votes Withheld
            Bruce P. Anderson         3,269,390                 5,150
            Carolyn A. Berry          3,270,590                 3,950
            Werner E. Neuman          3,270,590                 3,950
            Herbert L. Roth           3,270,590                 3,950
            James A. Steinback        3,270,590                 3,950
            Gene F. Straube           3,270,590                 3,950
            Renato Tagiuri            3,270,590                 3,950


        2.  Approval of 1997 Key Employees' Stock Option Plan:

            For           3,173,452
            Against          88,129
            Abstain          12,959


            There were no broker non-votes.



Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibit No.        Description                       Page
          10.1*      1997 Key Employees' Stock Option Plan     10
          11.1       Computation of Earnings Per Share         11
          27.1       Financial Data Schedule (EDGAR only)      --
          ---------
          *  Management Compensatory Plan


   (b) The Company did not file any reports on Form 8-K during the thirteen week period ended June 28, 1997.

                             CORCOM, INC.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corcom, Inc.

s/s  Thomas J. Buns

by: Thomas J. Buns
Vice President and Treasurer
(Principal Financial Officer)

Dated: July 17, 1997