Form 10-Q
period 1997-09-27
CORCOM INC
filed 1997-10-20
CIK 316402

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


Mark One

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly period ended SEPTEMBER 27, 1997

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

      Common Stock, No Par Value - 3,823,143 Shares as of October 10, 1997


                          Exhibit Index on Page 9

                              CORCOM, INC.

                                 INDEX




PART I - FINANCIAL INFORMATION                                         Page


Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets - September 27, 1997      3
         (unaudited) and December 31, 1996

         Consolidated Condensed Statements of Operations (unaudited)     4
         for the 13 weeks and 39 weeks ended September 27, 1997 and September 28, 1996

         Consolidated Condensed Statements of Cash Flows (unaudited)     5
         for the 39 weeks ended September 27, 1997 and September 28, 1996

         Notes to Consolidated Condensed Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial             7-8
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about                Not
         Market Risk                                               Applicable



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                9

         Signatures                                                      9

         Exhibit 11.1 - Computation of Earnings per Share               10

         Exhibit 27.1 - Financial Data Schedule (EDGAR ONLY)           N/A

                       PART I.  FINANCIAL INFORMATION

                                  CORCOM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, except Share Data)


                                            September 27,    December 31,
                                                1997              1996
                                            -------------    -------------
                                             (Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents                        $  7,392         $  4,789
Accounts receivable (net)                         4,669            4,688
Inventories - Note B                              6,998            6,691
Deferred income tax benefit, net                  1,345            2,000
Other current assets                                586              682
     Total current assets                        20,990           18,850

PROPERTY, PLANT & EQUIPMENT - AT COST            19,028           18,391
Less accumulated depreciation & amortization     14,542           14,014
                                                  4,486            4,377

TOTAL ASSETS                                    $25,476          $23,227




LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt               $    58          $    59
Accounts payable                                  1,428            1,368
Other accrued liabilities                         1,874            1,728
     Total current liabilities                    3,360            3,155

LONG TERM DEBT                                       59              102

STOCKHOLDERS' EQUITY
Common stock, no par value:
Authorized 10,000,000 shares; issued
3,858,543 shares in 1997 and 3,815,543
shares in 1996                                   14,129           14,057
Retained earnings                                 8,480            6,023
Accumulated exchange rate adjustments              (301)            (110)
                                                 22,308           19,970

Less cost of common stock in treasury -
35,400 shares in 1997 and none in 1996             (251)               0

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $25,476          $23,227


See notes to Consolidated Condensed Financial Statements.

                                  CORCOM, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (In thousands, except share data)

                         Thirteen Weeks Ended         Thirty-nine Weeks Ended
                         --------------------         -----------------------
                          Sept 27,   Sept 28,          Sept 27,      Sept 28,
                            1997       1996              1997          1996
                         ---------  ---------         ---------     ---------
Net Sales                 $ 8,463    $ 7,626           $27,259       $24,446
Costs and expenses
  Cost of sales             5,183      4,814            16,709        15,278
  Engineering expenses        307        302               978           912
  Selling, administrative
    & other expenses        1,952      1,775             5,966         5,488
  Interest expense              2          3                 8            11
  Interest income             (83)       (34)             (198)          (81)

Earnings before income
 tax                        1,102        766             3,796         2,838

Income tax provision
 (benefit)                    376       (268)            1,339          (763)

Net earnings              $   726    $ 1,034           $ 2,457       $ 3,601


Average number of common
and common equivalent
shares outstanding      3,960,391  3,984,724         3,956,570     3,968,707


Net earnings per common
and common equivalent
share - Note C             $  .18     $  .26            $  .62        $  .91


Cash dividends have not been declared in the periods covered by these statements.

See notes to Consolidated Condensed Financial Statements.

                               CORCOM, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In Thousands)


                                             Thirty-nine Weeks Ended
                                             -----------------------
                                              Sept 27,      Sept 28,
                                                1997          1996
                                             ----------   ----------
OPERATING ACTIVITIES
  Net cash flows from operating activities      $ 3,883      $ 4,667


INVESTING ACTIVITIES
  Additions to property, plant &
   equipment (net)                               (1,057)        (864)


FINANCING ACTIVITIES
  Treasury stock purchases                         (251)           0
  Stock options exercised                            72           89
  Repayments of notes payable & long
   term debt                                        (44)        (272)
  Proceeds from borrowings under notes
   payable & long term debt                           0          230

  TOTAL FINANCING ACTIVITIES                       (223)          47


INCREASE IN CASH AND CASH EQUIVALENTS             2,603        3,850

Cash and cash equivalents at beginning
 of year                                          4,789          887

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 7,392      $ 4,737



See notes to Consolidated Condensed Financial Statements

                               CORCOM, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in a format provided by the instructions to Form 10-Q and Rule 10-01 or Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):


                                     September 27,        December 31,
                                         1997                 1996
                                     -------------        ------------
     Finished products                  $  2,434            $ 2,693
     Materials & work-in-process           4,564              3,998
                                         $ 6,998            $ 6,691


NOTE C - EARNINGS PER SHARE

Net earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each period.


NOTE D - INCOME TAXES

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of September 27, 1997 are as follows (in thousands):

        Deferred tax assets           $1,625
        Less: valuation reserve       (  280)
        Net deferred tax assets       $1,345


NOTE E - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's year ended December 31, 1997.
The Company believes that any earnings per share adjustment from the application of this statement will not be material to the current method of computing earnings per share.

Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income Summary," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," are also effective to the Company's year ended December 31, 1997. The Company does not believe these statements will have a material impact on its financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1997 vs. Third Quarter 1996

CORCOM's net sales for the third quarter of 1997 were $8,463,000, an increase of 11.0% from the $7,626,000 reported for the third quarter of 1996. This increase was the result of volume increases in the Company's North American commercial filter business. North American revenue represented over 78% of total revenue in the third quarter of 1997 and was up 17.4% over the comparable number in 1996 as a result of the continued strength in this segment of the overall electronics market. European sales, which represents approximately 19% of total third quarter 1997 revenue, were down 10% from their 1996 level. There were no appreciable price changes year to year.

Cost of sales for the current quarter improved to 61.2% of net sales compared to 63.1% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. This cost increase, however, has been more than offset by the contribution margin of the increased sales volume in 1997. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $307,000 in the third quarter of 1997, were about the
same as the $302,000 reported in the third quarter of 1996.   Selling,
administrative and other expenses rose in 1997 to $1,952,000 from the $1,775,000 reported in the third quarter of 1996. The largest components of this increase were higher commission and selling expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Net interest income in the third quarter of 1997 was $81,000, compared to $31,000 for the year ago period, the result of higher cash investments in 1997.

The Company's pre-tax earnings for the third quarter of 1997 were $1,102,000 as compared with $766,000 for the third quarter of 1996. The reasons for the improvement are discussed above.

The income tax provision in the third quarter of 1997, at $376,000, represents a normal statutory provision based on current pretax earnings. This compares to a net income tax benefit of $268,000 in the third quarter of 1996. The principal component of this benefit was a reversal of part of the valuation allowance against the deferred tax asset related to existing tax net operating loss (NOL) carryforwards at the beginning of 1996. This was a one-time benefit experienced in 1996 only and was not repeatable in 1997.

After tax, the Company's net earnings for the third quarter of 1997 were $726,000 ($0.18 per share). This compares to net earnings in the year ago period of $1,034,000 ($0.26 per share). The average number of common and common equivalent shares outstanding as of September 27, 1997 were 3,960,391, a decrease of 24,333 from the 3,984,724 shares reported as of September 28,
1996.   The decrease was mainly due to the repurchase by the Company of 35,400 shares of its common stock so far in 1997, partially offset by the issuance of additional shares on exercise of stock options by certain key employees over the past year and the dilutive effect of existing unexercised stock options.


Results of Operations - First Three Quarters 1997 vs. First Three
                        Quarters 1996

CORCOM's net sales for the first three quarters of 1997 were $27,259,000, an increase of 11.5% from the $24,446,000 reported for the first three quarters of 1996. This increase was the result of volume increases in the Company's North American and European commercial filter businesses. North American revenue represented over 76% of total revenue in the first three quarters of 1997 and was up 14.2% over the comparable number in 1996 as a result of the continued strength of this segment of the overall electronics market. European sales, which represents approximately 22% of total first three quarters 1997 revenue, was up 4.6% in 1997 over 1996. There were no appreciable price changes year to date.

Cost of sales for the first three quarters of 1997 were 61.3% of net sales compared to 62.5% for the year ago period. Certain peso-based costs at the Company's main manufacturing plant in Juarez, Mexico have increased year to year as a result of the inflation in this currency over the past year. This cost increase, however, has been more than offset by the contribution margin of the increased sales volume in 1997. Since a portion of the Company's costs are peso-based, the Company's manufacturing costs could rise further if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $978,000 in the first three quarters of 1996, were slightly higher than the $912,000 reported in the first three quarters of 1996 as a result of higher prototype costs for new products under development. Selling, administrative and other expenses rose in 1997 to $5,966,000 from the $5,488,000 reported in the first three quarters of 1996. The largest components of this increase were higher commission and selling expenses on the higher level of volume, and increased incentive compensation costs computed on the higher level of earnings.

Net interest income in the first three quarters of 1997 period was $190,000 compared to interest income of $70,000 in the first three quarters of 1996, the result of higher cash investments in 1997.

The Company's pre-tax earnings for the first three quarters of 1997 were $3,796,000 as compared with $2,838,000 for the first three quarters of 1996. The reasons for the improvement are discussed above.

The income tax provision in the first three quarters of 1997, at $1,339,000, represents a normal statutory provision based on current pretax earnings.
This compares to a net income tax benefit of $763,000 in the first three quarters of 1996. The principal component of this benefit was a reversal of part of the valuation allowance against the deferred tax asset related to existing tax net operating loss (NOL) carryforwards at the beginning of 1996. This was a one-time benefit experienced in 1996 only and was not repeatable in 1997.

After tax, the Company's net earnings for the first three quarters of 1997 were $2,457,000 ($0.62 per share). This compares to net earnings in the year ago period of $3,601,000 ($0.91 per share). The average number of common and common equivalent shares outstanding for the first nine months of 1997 were 3,956,570 a decrease of 12,137 from the 3,968,707 average shares reported for the first nine months of 1996. The decrease was the result of the repurchase by the Company of 35,400 shares of its common stock, partially offset by the issuance of additional shares on exercise of stock options by certain key employees over the past year and the dilutive effect of existing unexercised stock options.

Liquidity and Capital Resources

As of September 27, 1997, the Company had cash and equivalents of $7,392,000 as compared to $4,789,000 as of December 31, 1996. In addition, the Company's loan facility with American National Bank and Trust Company of Chicago is also available. This agreement is a one year, unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement runs through April 30, 1998. There were no borrowings during 1997.

On March 26, 1997, the Company announced that the Board of Directors had approved a stock repurchase program for up to 200,000 shares of the Company's common stock. In the third quarter, the Company purchased 1,000 shares of stock at a cost of $8,000. The per share price of this transaction was $8.00 per share. On a year to date basis, the Company has repurchased 35,400 shares of stock for $251,000. Per-share prices ranged from $6.50 to $8.00 and averaged $7.09.

The Company does not believe it will need to identify additional sources of capital over the next year and feels that current cash reserves, cash provided by operating activities, and the existing credit facility will be sufficient to meet its operating needs and capital resource requirements.

                           PART II - OTHER INFORMATION
                                   CORCOM, INC.

Item 6.	Exhibits and Reports on Form 8-K

  a.      Exhibit No.                Description                      Page
          ----------       -----------------------------------        ----
          11.1             Computation of Earnings Per Share           10
          27.1             Financial Data Schedule (EDGAR only)        N/A

  b. The company did not file any reports on Form 8-K during the thirteen week period ended September 27, 1997






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CORCOM, INC.

s/s Thomas J. Buns

by Thomas J. Buns
Vice President & Treasurer
(Principal Financial Officer)

Dated:  October 20, 1997