Form 10-K
period 1997-12-31
CORCOM INC
filed 1998-03-19
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-K


(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended December 31, 1997

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

	Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

	State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value has been computed by reference to the closing price of such stock as of March 11, 1998: Approximately $23,460,000.

	Indicate the number of shares outstanding of the registrant's common stock as of March 11, 1998: 3,823,243.

	Documents incorporated by reference:  None

                                 PART I


Item 1.  Business

	CORCOM, Inc. is an Illinois corporation incorporated in March, 1955.  Except as otherwise indicated by the context, references herein to "CORCOM" or the
"Company" mean CORCOM, Inc. and its subsidiaries.  CORCOM's business consists of the design, manufacture, and sale of radio frequency interference filters to the commercial, facility, and military  filter markets.  The Company also manufactures and sells a broad line of power entry devices that are used to connect electronic equipment to an external power source.

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

	CORCOM maintains a catalog of standard commercial filters that contains approximately 500 designs, offering a variety of sizes, electrical configurations, current ratings and environmental capabilities. These filters consist of electronic circuits utilizing passive electrical components: inductance coils, capacitors, and resistors. These are enclosed in a metal or plastic case having terminals, lead wires, or an integral connector, for attachment to associated equipment. Sales of commercial filters, including Signal Sentry(c) products, accounted for approximately 72% of net sales in 1997, 75% in 1996, and 70% in 1995.

	CORCOM also manufactures and sells RFI filters for the military and facility markets. Both product lines are similar to commercial filters in their basic function and design. However, military filters are subject to extremely high performance requirements as described by military specification. Facility filters are larger versions of the Company's line of commercial filters and are used to control RFI conducted through the main power line feeding secure facilities. Together they represented 5% of 1997 sales, 4% of 1996 sales, and 5% of 1995 sales.

	The Company also distributes a line of power entry products that are used to connect electronic equipment with a power source. These devices come in a variety of configurations and may include an on-off switch, voltage selector, fuse holder, and an IEC connector. Some power entry products also contain an RFI filter. CORCOM's line of power entry products contains items of its own design, plus some products obtained under a private label agreement. Sales of power entry devices accounted for 23% of net sales in 1997, 21% in 1996, and 25% in 1995.

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

	Over 4,000 customers in the United States and more than 100 customers in other countries purchased filters and power entry products from CORCOM or its distributors in 1997. No single customer accounted for more than 10% of sales in 1997, 1996, or 1995.

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

	The Company has 35 international representative/distributors plus wholly-owned subsidiaries in Germany and Mexico. This network sold into 24 countries in 1997. Primary export markets include Canada, Germany, the United Kingdom, France, Italy, Spain, Sweden, Japan, South Korea, Taiwan, and Hong Kong. International catalogs are published in German and English. During 1997 the Company closed its direct sales office in Hong Kong but continues to serve this market through local distributors. Total international sales, which include the sales from Corcom's German subsidiary, totaled $9,933,000 in 1997 (27.0% of net sales), $9,490,000 in 1996 (28.6% of net sales) and $7,688,000 in 1995 (25.1% of net sales).

	Export sales from the United States are invoiced in United States dollars while sales of the Company's German subsidiary are invoiced in German Deutschmarks. All international sales are subject to factors such as changes in foreign exchange rates, protective tariffs, tax policy and export/import controls.

	CORCOM supports the marketing of its products by wide distribution of its catalogs, by advertising in technical publications, and via an informational internet site on the worldwide web. Advertising and catalog costs for the Company were approximately $289,000, $284,000, and $209,000 in 1997, 1996, and 1995, respectively.


Backlog

	The Company's backlog of orders with firm delivery schedules was approximately $8,260,000 on January 31, 1998, compared to $9,296,000 on January 31, 1997. The backlog consists principally of special orders and scheduled increments of volume contracts. Most catalog items are shipped from inventory. Typical lead time for special orders is 12-14 weeks. Over 80% of all orders are scheduled for delivery within 6 months. The Company does not believe that its business is subject to seasonal variations.


Competition

	Although industry statistics generally are not available, CORCOM believes that in the United States it accounts for approximately 25% of commercial and industrial power line interference filters, exclusive of military applications. Competition principally includes Schaffner A.G. of Switzerland; Delta of Taiwan; Aerovox, Inc.; Stanford Applied Engineering, Inc.; as well as a number of lesser participants. CORCOM believes that its sales volume is approximately equal to the aggregate volume of its three principal United States competitors. In Europe the principal competitors are Schaffner A.G., Siemens, Timonda and Eichoff. In the Far East CORCOM's principal competitor is Delta. Many of the competitors are firms much larger than CORCOM, with far greater financial resources, broader product lines and larger marketing organizations.

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


Engineering

	The Engineering Department is divided into four sections - Applications, Catalog, Support, and Manufacturing Engineering. Applications Engineering provides assistance to key OEM accounts as well as customers within specific geographic regions. Catalog Engineering develops new products based on input from Marketing, and maintains and improves existing catalog products through new technologies. Support Engineering consists of Safety Engineering, which ensures compliance with safety regulations worldwide, and Test Engineering, which develops and maintains all testing and inspection equipment. Manufacturing Engineering verifies that the necessary equipment, tooling and processes are in place, and updates manufacturing on new and developing techniques and processes. The costs associated with the Engineering Department were $1,333,000 in 1997. This compares to $1,220,000 in 1996 and $1,247,000 in 1995.


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

	Outside the United States, RFI is controlled by national and regional regulation. In Europe, the European Union (EU) has established directives to control RFI which, in most respects, take into account the recommendations of the special committee on radio interference (CISPR) of the International Electrotechnical Commission (IEC). As of January 1, 1996, all electrical or electronic products under the scope of the EU directives intended for sale or distribution in the EU countries must display the CE marking for proof of compliance with the EU specifications. These specifications in many respects are similar to the FCC rules. It is therefore possible for a manufacturer using a CORCOM filter to produce equipment in such a manner that it complies with both FCC and international interference control regulations as well as domestic and foreign safety requirements.


Patents

        The Company holds 12 patents. It may be possible for competitors of CORCOM to copy aspects of its products even though the Company regards these as proprietary. However, the Company believes that patent protection is of less importance than the knowledge and experience of its management and personnel and their ability to develop and market the Company's products.
The Company will apply for patents if and when it develops patentable processes or products. The Company is not aware that the manufacture and sale of its products, including those presently under development, require it to obtain any licenses from others, although it may be necessary or desirable in the future to obtain licenses for one or more of its future products.

Employees

	On January 31, 1998, CORCOM had 672 full-time employees, of whom 576 were engaged in production activities, 19 in product development and related activities, 23 in sales and marketing, and 54 in general and administrative capacities. The Company considers its employee relations to be excellent. The Company has not experienced any work stoppage due to a labor dispute in over 31 years.

Recent Development

	On March 10, 1998 Corcom, Inc. (the "Registrant") entered into an Agreement and Plan of Merger by and among Communications Instruments, Inc., a North Carolina corporation ("CII"), RF Acquisition Corp., an Illinois corporation and wholly owned subsidiary of CII ("Merger Sub") and the
Registrant (the "Merger Agreement").   CII is owned by Code Hennessy &
Simmons, LLC, a Chicago based private investment firm, and CII management. Pursuant to the Merger Agreement, (a) CII will acquire all of the Registrant's issued and outstanding shares of common stock for $13.00 per share in cash, or approximately $51.2 million, and (b) Merger Sub will merge with and into Registrant (the "Merger"), with Registrant being the surviving corporation in the Merger.

The closing of the Merger is subject to the satisfaction of certain conditions, including, among other matters, approval by the holders of two-thirds of the issued and outstanding shares of common stock of the Registrant, certain regulatory approvals and receipt by CII of debt financing necessary to consummate the Merger, a commitment for which has been provided by Bank of America National Trust and Savings Association. This financing is subject to certain conditions, including the execution of a definitive credit agreement satisfactory to Bank of America. A copy of the Merger Agreement is attached as Exhibit 2.1 to the registrant's Current Report on Form 8-K (date of report March 10, 1998) and is hereby incorporated by reference.

CII also entered into an agreement with Werner E. Neuman, the President of the Registrant, and James A. Steinback, a Director of the Registrant, whereby such individuals agreed to vote in favor of the Merger. These two individuals hold approximately 31% of the shares outstanding. A copy of this voting agreement is attached as Exhibit 99.1 to the aforesaid Form 8-K and is hereby incorporated by reference.

A copy of the press release of the Registrant, dated March 11, 1998, is attached as Exhibit 99.2 to the aforesaid Form 8-K and is hereby incorporated by reference.


Item 2.  Properties

The following table contains information about the Company's principal facilities at February 26, 1998:

Location              Sq. Footage   Owned or Leased (1)  Type of Facility
Libertyville, IL           35,000   Lease expiring 1999  Office, research,
                                                         Manufacturing
                                                         and warehouse
El Paso, Texas             16,000   Lease expiring 1998  Office and warehouse
Ciudad Juarez, Mexico      47,000   Beneficially owned   Office and
                                                         manufacturing
Ciudad Juarez, Mexico      13,000   Lease expiring 2000  Office,
                                                         manufacturing, and
                                                         warehouse
Martinsried, Germany        7,000   Lease expiring 2000  Office and
                                                         warehouse
__________
(1)	For further information regarding lease rentals and foreign properties, see
Notes 7 and 8 to consolidated financial statements

In 1997, 1996, and 1995 the major portion of the Company's production was performed in Mexico.


Item 3.  Legal Proceedings

None


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

	The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: CORC. The range of high and low sales prices for such stock for the Company's two most recent fiscal years, as shown in the monthly statistical reports furnished to the Company by The Nasdaq Stock Market has been as follows:


Period               High         Low
1997: 1st Quarter   $8.75       $6.50
      2nd Quarter   $8.25       $6.25
      3rd Quarter  $10.25       $7.25
      4th Quarter  $10.00       $8.50

1996: 1st Quarter   $7.87       $5.00
      2nd Quarter  $12.75       $6.00
      3rd Quarter  $10.50       $7.25
      4th Quarter  $10.00       $6.25

	The approximate number of record holders of the Company's common stock at December 31, 1997 (including participants in security position listings) was greater than 500.

	The Company has declared no cash dividends with respect to its common stock and presently intends to retain all earnings for use in its business. It is anticipated that such dividends will not be paid to holders of common stock in the foreseeable future.




Item 6.  Selected Financial Data.


                                           Year Ended December 31:
                                 1997      1996      1995     1994      1993
                                    (In thousands except per share data)
Net sales                     $36,788   $33,166   $30,660  $26,726   $25,854

Income (loss):
Before income taxes
 and extraordinary item        $5,013    $3,683    $2,967   $1,310   $(1,993)
Net income (loss)              $3,003    $5,472    $2,786   $1,243   $(2,047)
Net income (loss) per
common and common
equivalent share:
  Basic EPS                      $.79     $1.45      $.76     $.35     $(.57)
  Diluted EPS                    $.76     $1.38      $.72     $.33     $(.57)

At December 31:
Total assets                  $24,978   $23,227   $17,394  $14,816   $16,936
Long-term debt                    $40      $102      $162     $213    $1,256

No cash dividends were declared during the five years in the period ended December 31, 1997.

Notes:
(1)	Loss before income taxes in 1993 includes restructuring costs of
$2,051,000.
(2) The benefit from the utilization of net operating loss carryforwards in 1994($381,000), 1995 ($848,000), 1996 ($1,122,000), and 1997 ($ 0 ) is
included in the provision for income taxes. An additional component to the 1996 benefit is a $2,000,000 reversal of valuation allowance.
(3) Earnings per share amounts prior to 1997 have been restated as required by FAS No.128 "Earnings per Share." See the notes to the consolidated financial statements beginning on page F-7.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CORCOM's net sales for 1997 were $36,788,000, an increase of 10.9% from the $33,166,000 reported for the previous year. The bulk of the increase came in the form of a volume increase in the Company's North American commercial filter business, the result of an increase in the overall electronics market. There were no appreciable price changes year to year. Between 1995 and 1996, sales increased 8.2%. Most of this increase came as a result of volume increases in the Company's North American and European commercial filter businesses. The increase in North America was the result of an increase in the overall electronics market. The increase in Europe was principally attributable to more stringent European RFI/EMI testing regulations which went into effect January 1, 1996. There were no appreciable price changes in this period either.

	The Company's backlog of orders with firm delivery schedules was $8,260,000 as of January 31, 1998, compared to $9,296,000 as of January 31, 1997 and $10,346,000 on January 31, 1996. There has been a reduction in the last two years of very long lead time orders by certain of the Company's customers; however the value of orders deliverable in the upcoming 13 week period has remained relatively constant over the last two years.

	In 1997 the Company's gross margins improved to 39.1% of sales from the 37.9% reported in 1996. This was primarily the result of cost reductions in certain raw materials used by the Company, coupled with the leveraging impact of higher production levels on the Company's fixed production-related costs. The period 1995 to 1996 also showed an improvement in gross margins
from 37.1% in 1995 to 37.9% in 1996.   This improvement was due to a shift in
mix to more profitable European sales partially offset by an increase in the peso-based costs at the Company's Mexican production facility as a result of the inflation in that currency during 1996. Since a portion of the Company's costs are Mexican peso- based, should the value of that currency increase relative to the dollar, or if inflation in Mexico escalates, the Company's manufacturing costs could rise.

Engineering expenses in 1997, at $1,333,000, were about 9.3% higher than the $1,220,000 incurred in 1996, the result of resources added to this area in 1997 to keep up with rising demand. In 1996, engineering expenses were
approximately the same as they were in 1995.   As a percent of revenue,
engineering expenses remained about the same in 1997, at 3.6% of sales, as they were in 1996.

	Selling, administrative and other expenses were $545,000, or 7%, higher in 1997 than in 1996, the majority of which was due to higher commission and sales expenses on the higher 1997 revenue and higher incentive
compensation costs on higher 1997 pretax income.   Sales, administrative and
other expenses increased $704,000, or 10%, from 1995 to 1996. The major components of this increase were higher sales commission and sales expenses on the higher levels of sales in 1996.

	Interest expense was $10,000 in 1997 as compared with $16,000 and $71,000 for 1996 and 1995 respectively. Interest expense for 1997 and 1996 represents the interest portion of lease payments on certain equipment leases only. Interest expense for 1995 includes not only the interest portion of the Company's lease payments, but interest expense on cash borrowings against the Company's line of credit for a portion of that year. There have been no cash borrowings since 1995.

The Company recorded interest income from its cash and investments of $306,000 in 1997. This was $172,000 higher than in 1996 as a result of the
increase in the Company's cash balances in this period.    Interest income in
1996 was $127,000 higher than 1995, also the result of an increase in the Company's level of cash.

	The Company's pre-tax earnings for 1997 were $5,013,000. This compares to pre-tax earnings of $3,683,000 and $2,967,000 in 1996 and 1995 respectively. The primary reasons for the improvement are discussed above.

	The Company recorded a provision for income tax expense of $2,010,000 in 1997. This represents approximately 40% of pretax earnings. In 1996, the Company recorded a net income tax benefit of $1,789,000. The principal component of this benefit was a $2,000,000 reversal of part of the valuation allowance which existed as of December 31, 1995 as related to existing tax net operating loss (NOL) carryforwards. Since it became apparent in 1996 that there were no longer any uncertainties surrounding the ultimate utilization of these NOL's, the valuation allowances against this deferred asset were removed, resulting in the negative income tax expense in the period. In 1995, the Company had recorded a minimal provision for income tax expense of $181,000, or 6.1% of pretax earnings.

	The Company's net income after tax in 1997 was $3,003,000 ($.76 per share, diluted). This compares to net earnings of $5,472,000 ($.1.38 per share, diluted) and $2,786,000 ($.72 per share, diluted) in 1996 and 1995 respectively. The decrease from 1996 to 1997 is due to the effect of the 1996 tax credit described in the paragraph above. If both 1995 and 1996 earnings were taxed at the full statutory 40% rate, proforma diluted earnings per share for these two periods would have been $.46 and $.56, respectively. Weighted average shares outstanding (diluted) for 1997 were 3,952,000, a decrease of 5,000 shares from the 3,957,000 weighted average shares outstanding reported for 1996. The decrease was the net effect of the issuance of the 48,000 shares on exercise of stock options by certain key employees in 1996, the dilutive effect of existing unexercised stock options, and the purchase by the Company throughout 1997 of 98,300 shares for the treasury. Weighted average shares outstanding in 1996 were 3,957,000, an increase of 90,000 shares from the 3,867,000 reported in 1995. This increase was the joint result of the issuance of 75,000 shares on exercise of stock options by certain key employees in 1996, and the dilutive effect of existing unexercised stock options.

Liquidity and Capital Resources

	As of December 31, 1997, the Company had cash reserves on hand of $8,232,000 as compared with $4,789,000 cash on hand as of December 31, 1996. This cash is invested in money-market, Eurodollar, and other conservative and liquid vehicles. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago was renewed on December 31, 1996 and is now in effect until April 30, 1998.
This agreement is an unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus 150 basis points, or the Bank's prime rate. There were no borrowings against this agreement as of either December 31, 1997 or 1996.

	As of December 31, 1997, the Company had foreign income tax carryforwards of $1,894,000, principally in Hong Kong, Mexico and the West Indies. Approximately $1,485,000 of the foreign NOL carryforwards have no expiration date. The company had no domestic income tax NOL carryforwards remaining as of December 31, 1997.

        Management feels that existing cash balances and the existing bank line of credit will be sufficient to support its cash needs through 1998.

	In 1997, the Company began converting its computer systems to be year 2000 compliant. Most of the Company's business software consists of externally written, generic "packages" which have already been upgraded to be year 2000 compliant by their publishers. These upgraded versions have been made available to the Company as part of its normal software licensing and/or maintenance agreements. In certain cases, installation of the upgraded systems may require additional purchased hardware or software which would be recorded as assets and amortized. In addition to its main purchased business software, but to a much lesser extent, the Company also has some internally developed systems and subsystems which are in the process of being made year
2000 compliant. The Company does not believe it will encounter any material problems with this conversion. Management does not feel that the cost of this conversion will be material.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

	Not applicable.


Item 8.  Financial Statements and Supplementary Data

	The response to this item is submitted in a separate section of this report following Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors - The following table sets forth information with respect to each director according to information furnished the Company by him:

Name, Age, and
Position Presently
Held within the         Principal Occupations            Director of
Company                 During Past Five Years           Company Since
----------------------  -------------------------------  -------------
Bruce P. Anderson, 63   President, Sumer Incorporated    1997
Member of executive     (electronic component
                        manufacturers' representative)

Carolyn A. Berry, 63    Private investor                 1996
Member of audit
committee

Werner E. Neuman, 72    President of the Company         1955
President

Herbert L. Roth, 74     Self-employed as a financial     1976 (A)
Member of audit         consultant and general manager
committee               of several real-estate
                        partnerships

James A. Steinback, 54  Chairman, President & Treasurer  1991
Chairman of audit       of Magnecraft Electric Co, Inc.
committee               (manufacturer of electronic
                        components)

Gene F. Straube, 69     President, Straube Associates,   1983
Member of audit         Inc. (electronics manufacturers'
committee               representative)

Renato Tagiuri, 78      Professor Emeritus, Graduate     1986
Chairman of executive   School of Business Administration,
compensation committee  Harvard University; consultant in
                        management of human resources

(A) - Also a director of the Company from 1956 - 1962

Herbert L. Roth is also a director of Shelby Williams Industries, Inc. There is no family relationship between any director or executive officer of the Company. Herbert L. Roth is the brother of Walter Roth, who is Secretary of the Company and a partner of the law firm of D'Ancona & Pflaum. During the last fiscal year the Company retained D'Ancona & Pflaum as legal counsel and such retainer is continuing during the current fiscal year.

Each director shall hold office until the next annual meeting of shareholders or until their respective successors shall have been elected and qualified.

Executive Officers - The following table sets forth information about the Company's executive officers:

                           Principal Occupation and Position and Office with
Name                Age    Registrant
------------------  ---    -------------------------------------------------
Werner E. Neuman     72    President and Director since 1955;  Treasurer
                           from 1955 until April, 1980, and again from March, 1981 until August, 1981.

Thomas J. Buns       48    Vice President and Treasurer since April, 1991.

Michael P. Raleigh   36    Vice President of Engineering and Quality
                           Assurance since August, 1995. Vice President of Engineering from July, 1993 to August, 1995.
                           Director of Engineering from May, 1992 to July,
                           1993.

Fernando A. Pena     40    Vice President of Manufacturing since January,
                           1997.  Vice President and General Manager,
                           Corcom S.A. from May, 1992 to December, 1996.
                           General Manager, Corcom S.A. from December,
                           1988 to May, 1992.


	The officers of the registrant are elected annually by the Board of Directors at the first meeting of the Board held after each annual meeting of shareholders. Each officer holds office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed as provided in the next sentence. Any officer may be removed by the Board whenever in its judgment the best interests of the registrant would be served thereby. Mr. Neuman and Mr. Buns have employment agreements with the registrant. These agreements are described in Item 11 below.

Section 16(a) Beneficial Ownership Reporting Compliance

	The Company is advised, based on a review of forms submitted to it, that Mr. Steinback filed two late reports under Section 16(a) of the Securities Exchange Act of 1934 covering the late reporting of three transactions during 1997; and Mr. Straube filed two late reports covering three such transactions. In addition, it appears that Mr. Steinback may have failed to file one report covering one transaction.

Item 11.   Executive Compensation

There is shown below certain information concerning the compensation of each executive officer of the Company whose total annual salary and bonus exceeded $100,000 for 1997.

Summary Compensation Table


                                                Awards
                                                Securities
                                                Underlying
Name & Principal               Salary    Bonus     Options       All Other
Position              Year       ($)      ($)      (shares)      Comp ($) (1)
----------------     -----     -------  -------   -------        ---------
Werner E. Neuman      1997     230,000  178,450         0           5,679
 President            1996     220,000  170,924         0           8,341
                      1995     212,000  155,000    10,000           8,098

Thomas J. Buns        1997     115,000   89,000         0           6,767
 Vice President &     1996     110,000   88,160         0           7,630
 Treasurer            1995     106,000   77,500    10,000           7,021

Michael P. Raleigh(2) 1997     100,000   77,400         0           4,428
 Vice President of    1996      90,000   65,916         0           3,855
 Engineering and      1995      80,000   22,422     5,000           1,209
 Quality Assurance

Fernando A. Pena(3)   1997     110,000   85,400         0           2,203
 Vice President of
 Manufacturing
-----------
(1) Consists of Company's "matching" contributions under its 401(k) plan; payments under the Company's medical reimbursement plan, which covers all officers of the Company who are employees and provides certain medical benefits not to exceed $5,000 for any one participant (and his family) in any fiscal year; and Company payments for $100,000 term life insurance for officers (such officers have no interest in any cash surrender value under such policies). Such payments were as follows for the years 1997, 1996, and 1995: 401(k) plan: Neuman: $2,375, $2,375, and $2,310; Buns: $1,437, $2,344,
$1,770; Raleigh $1,497, $1,686, $1,209; Pena (for 1997 only): $1,648.  Medical plan: Neuman: $1,311, $4,176, $4,185; Buns: $5,000, $5,000, $5,000; Raleigh:
$2,931, $2,169, $0; Pena (1997 only): $555.  Insurance: Neuman: $1,993,
$1,790, $1,603; Buns: $330, $286, $251; Raleigh: $0, $0, $0; Pena (1997 only):
$0. The aggregate amount of any perquisites or other personal benefits was less than 10% of the total of annual salary and bonus and is not included in the above table.

(2) Mr. Raleigh became an executive officer upon his election to this position in August, 1995. Prior to such election he was the Company's Vice President of Engineering.

(3) Mr. Pena became an executive officer upon his election to this position effective January, 1997. Prior to such election he was the Company's Vice President and General Manager, Corcom S.A..

The Company has adopted an executive profit sharing bonus plan for 1998 based upon meeting certain goals for pre-tax, pre-bonus earnings for 1998. If goals are met, certain percentages of earnings will be allocated to a bonus pool to be split by the executives in proportion to their individual salaries.
Similar plans were in effect for 1997, 1996, and 1995. Bonuses earned under such plans are set forth in the above table.
Mr. Neuman has an agreement with the Company for his employment as President at a minimum compensation of $150,000 per annum for a term to continue in effect until terminated by either party on specified written prior notice.
In the event of the death of Mr. Neuman while in the employ of the Company, the Company shall pay an amount equal to twice the annual basic compensation in effect at the time of death to Mr. Neuman's wife, children or estate. Such amount shall be paid in equal monthly installments over 24 months following the month of death. Upon a termination of Mr. Neuman's employment for any reason, other than death, subsequent to a change in control (as defined), Mr. Neuman shall be entitled to all amounts then due to him under the agreement and to a lump sum termination payment equal to 250% of the average of his annual minimum and bonus compensation for services during the three years preceding such termination of employment.Upon written notice by Mr. Neuman to the Company that a change in control is intended or contemplated or shall occur in the future, the Company will be obligated to place in escrow the amounts necessary to fund the amounts due to Mr. Neuman as described in the preceding sentence. Mr. Buns has an agreement with the Company for his employment at a minimum basic compensation of $80,000 per annum. The agreement may be terminated by either party on six months prior written notice. Upon a termination of employment for any reason by the Company, other than cause (as defined), or death, subsequent to a change in control
(as defined), Mr. Buns shall be entitled to all amounts then due him and to a lump sum termination payment equal to 100% of the average of his annual minimum and bonus compensation for services during the year preceding such termination.



Employee Stock Options

	The Company has stock option plans under which stock options are granted to key employees. All options are incentive stock options and are granted at 100% of fair market value at time of grant, except that options granted to Werner E. Neuman are granted at 110% of fair market value at time of grant. All options become exercisable 40% after one year, 60% after two years, 80% after three years, and 100% after four years after date of grant, and expire five years after date of grant.
	No individual grants of stock options were made during the last completed fiscal year to any of the executive officers named in the summary compensation table.
	Shown below is information with respect to exercises of stock options during the last completed fiscal year by the executive officers named in the summary compensation table and the fiscal year-end value of unexercised options.

Aggregated Option Exercises in the Last Fiscal Year and FY-End Option Values

                                                            Value of
                                     Number of Shares       Unexercised In-
                                    Underlying Unexercised  the-money Options
            Shares                   Options at FY End (#)  at FY End ($)
            Acquired on    Value     Exercisable/            Exercisable/
Name        Exercise (#)  Realized       Unexercisable          Unexercisable
----------- ------------  --------   ---------------------  ------------------
Werner E.
 Neuman             0           0          42,000/8,000        409,000/78,000

Thomas J.
 Buns           6,000      39,750          40,000/8,000        390,000/78,000

Michael P.
 Raleigh            0           0           9,000/4,000         88,000/39,000

Fernando A.
 Pena           5,000      41,875          11,000/4,000        107,000/39,000

Prior to May 22, 1997, the Company paid each director who is not an employee of the Company the sum of $500 plus expenses for each board meeting physically attended, plus an annual retainer of $5,000 payable in equal quarterly installments. Commencing May 22, 1997, these sums increased to $1,000 and $6,000 respectively.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The following information is furnished as of March 11, 1998 (except as otherwise indicated) to indicate beneficial ownership of the Company's common stock by each director, by certain executive officers of the Company, by all directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, beneficial ownership is direct.


                                         Amount
Name (and address if more than 5%)     Beneficially
of Beneficial Owner                       Owned              Percent
----------------------------------     ------------         --------
Directors:
Bruce P. Anderson...............               100      Less than 1%
Carolyn A. Berry................           583,000 (A)         15.2%
  Omicron Capital Partners ("Omicron")
  980 Ikena Circle
  Honolulu, HI  96821
Werner E. Neuman................           972,899 (B)         25.3%
  c/o Corcom, Inc.
  844 E. Rockland Rd.
  Libertyville, IL  60048
Herbert L. Roth.................            34,500 (C)  Less than 1%
James A. Steinback..............           259,500 (D)          6.8%
  MSD Inc.
  211 Waukegan Rd.
  Northfield, IL  60093
Gene F. Straube.................            56,454 (E)          1.5%
Renato Tagiuri..................            55,750 (F)          1.5%

Additional Executive Officers:
Thomas J. Buns..................            54,000 (G)          1.4%
Michael P. Raleigh..............            14,310 (H)  Less than 1%
Fernando A. Pena................            19,000 (I)  Less than 1%

All directors and executive officers
as a group......................         2,049,513 (J)         51.9%

Additional 5% owners:
Dimensional Fund Advisors, Inc..           211,000 (K)          5.5%
("Dimensional")
  1299 Ocean Av.
  Santa Monica, CA  90401
FMR Corp.....................              381,400 (L)         10.0%
  82 Devonshire St.
  Boston, MA  02109

(A) Shares are owned by Omicron, a general partnership whose partners are Carolyn A. Berry individually and as personal representative of the estate of George B. Berry.
(B) Includes 28,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Neuman. Also includes 33 shares owned by Mr. Neuman's spouse, as to which he disclaims beneficial ownership.
(C) Includes 12,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Roth.
(D) Consists of 253,500 shares owned by a corporation of which Mr. Steinback is the controlling stockholder, and 6,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Steinback.
(E) Consists of 26,750 shares owned by Mr. Straube, 23,704 shares owned by Straube Associates, Incorporated, of which Mr. Straube is president, a director and majority shareholder, and 6,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Straube. Does not include 1,100 shares held by Straube Associates Profit Sharing Plan.
(F) Includes 18,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Tagiuri.
(G) Includes 28,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Buns.
(H) Includes 10,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Raleigh.
(I) Includes 14,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Pena.
(J) Includes 122,000 stock options deemed exercised solely for purposes of showing total shares owned by such group.
(K) The Company has been advised by communication from Dimensional dated February 6, 1998, as follows: The above holding was as of December 31, 1997 and Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 211,000 shares, all of which are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.
(L) Schedule 13F-E shows no voting power and sole power to dispose or direct the disposition of 381,400 shares at December 31, 1997; and that Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. and an investment advisor, is the beneficial owner of 381,400 shares as a result of acting as investment advisor to various investment companies.

Note:

        The Merger Agreement described in Item 1 under "Recent Development" will, if consummated, result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions

	Gene F. Straube, a director of the Company, is president, a director and majority shareholder of Straube Associates, Incorporated ("Associates") and Straube Associates Mountain States, Incorporated ("Mountain"), sales representatives of the Company. Commissions received by Associates and Mountain from the Company for 1997 were approximately $187,980 and $107,248, respectively, and it is anticipated that the sales representation will continue during 1998. Associates and Mountain are compensated on the same basis as other representatives of the Company. The Company is advised by Associates and Mountain that commissions received by Associates and Mountain from the Company during their last fiscal years were in excess of 5% of their consolidated gross revenue for their last full fiscal years and that such commissions during their current fiscal years are also expected to exceed 5% of their consolidated gross revenues for their last full fiscal years.



PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The lists of financial statements and schedules are submitted in a separate section of this report following Item 14. The exhibit index immediately precedes the index.
(b)	No report on Form 8-K was filed during the last quarter of the period covered by this report. Subsequent to the end of the period, the Company filed a Current Report on Form 8-K (date of report March 10, 1998), covering items 5 and 7 to report the execution of the Merger Agreement.
(c)	List of exhibits: see exhibit index immediately preceding exhibits

                       ANNUAL REPORT ON FORM 10-K

               ITEM 8 AND ITEM 14 (a)(1) and (2), and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FINANCIAL STATEMENT SCHEDULES

                    Year Ended December 31, 1997

                             CORCOM, INC.

                        LIBERTYVILLE, ILLINOIS

                   CORCOM, INC. AND SUBSIDIARIES

     INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                    Page (s)
                                                                   _________
Report of Independent Accountants                                      F-2

The following consolidated financial statements of  Corcom, Inc.
and Subsidiaries are included in Item 8:

   Consolidated Balance Sheets, December 31, 1997 and 1996             F-3

   Consolidated Statements of Income for each of the three
   years ended December 31, 1997                                       F-4

   Consolidated Statements of Stockholders' Equity for each
   of the three years ended December 31, 1997                          F-5

   Consolidated Statements of Cash Flow for each of the
   three years ended December 31, 1997                                 F-6

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

                   REPORT OF INDEPENDENT ACCOUNTANTS





Stockholders and Board of Directors
Corcom, Inc.
Libertyville, Illinois



We have audited the consolidated financial statements and related financial statement schedules of Corcom, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corcom, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.




S/S  Coopers & Lybrand, L.L.P.
Chicago, Illinois
February 27, 1998

                     CORCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1997 and 1996
           (Amounts in thousands, except share information)


ASSETS                                            1997             1996
Current Assets:
  Cash and cash equivalents                     $8,232          $ 4,789
  Accounts receivable, net of allowance for      4,599            4,688
    uncollectible accounts of $60 in 1997 and
    $76 in 1996
  Inventories                                    6,192            6,691
  Deferred income tax asset, net                   885            2,000
  Other current assets                             596              682
      Total current assets                      20,504           18,850

Property, plant and equipment:
  Land                                             340              340
  Buildings and improvements                       844              936
  Leasehold improvements                           456              516
  Machinery and equipment                       16,206           15,017
  Furniture and fixtures                         1,477            1,582
                                                19,323           18,391
  Less: accumulated depreciation                14,849           14,014
                                                 4,474            4,377
              Total assets                     $24,978          $23,227


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt     $        62       $       59
  Accounts payable                                 767            1,368
  Other accrued liabilities                      2,077            1,728
      Total current liabilities                  2,906            3,155

Long-term debt, net of current maturities           40              102
Commitments (Note 7)

Stockholders' Equity:
  Common stock, no par value; 10,000,000        14,134           14,057
  shares authorized; 3,863,543 (1997) and
  3,815,543 (1996)  issued and outstanding
  Retained earnings                              9,026            6,023
  Accumulated exchange rate adjustments           (283)            (110)
  Less treasury shares at cost ; 98,300 (1997)    (845)               0
  and 0 (1996)
      Total stockholders'equity                 22,032           19,970

            Total liabilities and              $24,978          $23,227
               stockholders' equity


The accompanying notes are an integral part of the consolidated financial statements.

                      CORCOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

               for the three years ended December 31, 1997

             (Amounts in thousands, except share information)



                                          1997         1996          1995
Net Sales                              $36,788      $33,166       $30,660

Costs and expenses:
  Cost of sales                         22,394       20,582        19,287
  Engineering expenses                   1,333        1,220         1,247
  Selling , administrative and           8,344        7,799         7,095
    other expenses
                                        32,071       29,601        27,629
  Operating income                       4,717        3,565         3,031

  Interest expense                          10           16            71
  Interest income                         (306)        (134)           (7)
Income before provision for income       5,013        3,683         2,967
 taxes

Provision (benefit) for income taxes     2,010       (1,789)          181

Net income                              $3,003       $5,472        $2,786

Earnings-Per-Share Data:
Net Income:
   Basic EPS                              $.79        $1.45          $.76
   Diluted EPS                            $.76        $1.38          $.72



The accompanying notes are an integral part of the consolidated financial statements.

                      CORCOM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                for the three years ended December 31, 1997

               (Amounts in thousands except share information)

                          Common Stock                              Cost of
                             Issued          Retained    Accumul.   Common
                      -------------------    Earnings    Exch Rate  Stock in
                         Shares    Amount    (Deficit)   Adjustmts  Treasury
                      ---------- --------    ---------   ---------  --------
Balance at
January 1, 1995        3,619,543 $ 13,749   $ (2,235)    $  (82)     $   0

Stock options            121,000      193
exercised for $1.00
to $2.50 per share
Net income                                      2,786
Exchange rate adjustments                                     54

Balance at
December 31, 1995      3,740,543   13,942         551        (28)         0

Stock options             75,000      115
exercised for $1.00
to $3.00 per share
Net income                                      5,472
Exchange rate adjustments                                    (82)

Balance at
December 31, 1996      3,815,543   14,057       6,023       (110)         0

Purchase of 98,300
shares for treasury                                                    (845)

Stock options             48,000       77
exercised for $1.13
to $3.25 per share
Net  income                                     3,003
Exchange rate adjustments                                   (173)

Balance at
December 31, 1997      3,863,543  $14,134      $9,026      $(283)     $(845)


The accompanying notes are an integral part of the consolidated financial statements

                        CORCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the three years ended December 31, 1997

                            (Amounts in Thousands)
                                     ____


                                              1997        1996         1995
Cash flows from operating activities:
  Net income                                $3,003      $5,472       $2,786
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Provision for uncollectible accounts       26          33           77
      receivable
     Restructuring costs                       (36)        (25)        (263)
     Depreciation                            1,189       1,028        1,105
     Deferred tax expense (benefit)          1,117      (2,000)
     Changes in operating assets and
      liabilities:
         Trade accounts receivable              63         436       (1,009)
         Inventories                           326         298         (599)
         Other current assets                   86        (151)          41
         Accounts payable                     (601)        345         (212)
         Accrued liabilities                   385          63          696
            Net cash provided by             5,558       5,499        2,622
             operating activities

Cash flows from investing activities:
     Expenditures for property, plant and   (1,288)     (1,657)      (1,454)
      equipment

            Net cash used in investing      (1,288)     (1,657)      (1,454)
             activities

Cash flows from financing activities:
     Common stock purchased for treasury      (845)
     Net payments under bank line of credit                            (483)
     Stock options exercised                    77         115          193
     Principal payments on long-term debt      (59)        (55)         (63)
     Decrease in cash overdraft                  0           0         (130)

            Net cash (used in) provided       (827)         60         (483)
             by financing activities

Net increase in cash and cash equivalents    3,443       3,902          685

Cash and cash equivalents at beginning       4,789         887          202
 of year

Cash and cash equivalents at end of year    $8,232      $4,789         $887

Supplemental disclosures of cash flow
information:
    Cash paid during the year for:
       Interest                             $   10       $  16        $  71
       Income taxes                            824         223          181

The accompanying notes are an integral part of the consolidated financial statements.

                               CORCOM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              _____________

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

Amounts incurred for maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized. Upon sale or retirement, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in the consolidated statements of income.

Treasury Stock

In March, 1997 the Board of Directors authorized the repurchase, at management's discretion, of up to 200,000 shares of the Company's stock. Shares repurchased under this authorization were used to offset the dilution caused by the Company's employee stock option plan. The Company's repurchases of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity."

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

Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Use of Estimates

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

New Accounting Pronouncements

The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income Summary" (SFAS 130) for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management does not believe this statement will have a material impact on its financial statements.

The Company will implement the provisions of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) for financial statements issued for periods beginning after December 15, 1997. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Management does not believe this statement will have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management has yet to determine the impact of this pronouncement on its financial statements.


2.    Inventories

The Company's inventories consist of the following at December 31 (in thousands):

                                                1997             1996
        Finished products                     $2,188           $2,693
        Raw materials and work-in-process      4,004            3,998
                                              $6,192           $6,691

3.	Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

                                                1997             1996
        Accrued payroll, incentive bonus      $1,430           $1,045
        and commissions
        Other                                    647              683
                                              $2,077           $1,728

4.   Bank Notes Payable

The Company has a loan agreement with a bank which provides for a revolving line of credit through April 30, 1998, of up to $4,000,000, limited by a borrowing base calculated as a percentage of eligible accounts receivable, with interest at the bank's base rate (8.5% at December 31, 1997) or LIBOR plus 1.5%. There were no borrowings in 1997 or 1996. Under the provisions of the agreement the Company is subject to certain covenants which, among other things, restrict the payment of dividends to a calculation based upon net income.


5.	Income Taxes

Income before provision for income taxes consisted of the following as of December 31:

                                     1997            1996            1995
                                                 (In thousands)

        Domestic                    $4,349          $3,138          $2,184
        Foreign                        664             545             783
                                    $5,013          $3,683          $2,967

The provision (benefit) for income taxes is comprised of the following:

                                     1997            1996            1995
                                                 (In thousands)
	Current income tax expenses:
            State                 $    41          $     1       $      1
            Domestic                  615               65             80
            Foreign                   237              145            100
                                  $   893          $   211       $    181

	Deferred income tax
        expenses(credits):
            Domestic                1,117           (2,000)            --
                                  $ 2,010          $(1,789)      $    181

The provision (benefit) for income tax differs from a provision computed at the U.S. statutory rate as follows:

                                     1997            1996            1995
                                                (In thousands)

     Statutory rate provision      $1,704          $1,252          $1,008
     State taxes, net                 256             188             151
     Effect of utilization of net                  (1,309)           (998)
      operating loss carryforwards
     Reduction of valuation allowance              (2,000)
     Other                             50              80              20
                                   $2,010        $ (1,789)       $    181

The components of the deferred tax asset and the tax effect are as follows at December 31:


                                 1997                        1996
                        ---------------------       ------------------------
                        Temporary       Tax          Temporary        Tax
                        Difference    Effect         Difference      Effect
                        ----------   --------       -----------    ---------
Inventory valuation       $    479    $   192           $   322     $    129
Fixed assets                    72         29               158           63
Reserve for lease               57         23                94           37
cancellation
Self-insurance                  30         12                30           12
Allowance for doubtful          60         24                60           24
accounts
Foreign NOL carryforwards    1,894        388             1,296          280
Domestic NOL                    --         --             3,870        1,548
carryforwards
Other                           61         24                58           24
Alternative minimum tax         --        581                --          163
credit

Subtotal                 $   2,653   $  1,273         $   5,888     $  2,280
Valuation allowance                      (388)                          (280)
Total                                $    885                       $  2,000


As of December 31, 1997, the Company maintained a valuation allowance with respect to the deferred tax asset as a result of the uncertainty of ultimate realization of foreign NOL carryforwards. The Company had foreign income tax carryforwards of $1,894,000, principally in Hong Kong, Mexico and the West Indies. Approximately $1,485,000 of the foreign NOL carryforwards have no expiration date.

6.    Employee Benefit Plans

The Company has established certain stock-based compensation plans, described below, for the benefit of certain officers, key employees, and directors. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, no compensation expense has been recognized related to these plans. Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), compensation expense is measured based on the fair value method. The Company has adopted the disclosure-only provisions of SFAS 123.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 57.6%, (2) risk-free interest rate of 6.9% in 1995 and 5.9% in 1994, and (3) expected life of 4.13 to 4.26 years. The Company has declared no cash dividends during 1997, 1996, and 1995.

There were no stock options granted in 1997. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995, respectively, was $3.68 and $1.63. Had the Company elected to apply the provisions SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, or shares, the Company's net income would have been reduced to the following pro-forma amounts:

                                           1996                 1995
        Net Income
            As reported               $5,472,000          $2,786,000
            Pro Forma                 $5,361,600          $2,671,600

A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995 and changes during the year ended on those dates is presented below:

                        1997                  1996               1995
                 ------------------    -----------------   -----------------
                           Weighted              Weighted           Weighted
                           Average               Average            Average
                           Exercise              Exercise           Exercise
                 Shares    Price       Shares     Price     Shares   Price
                 --------  --------    --------  --------  -------- --------
Outstanding       248,000     $2.55     293,000     $1.84   350,000   $1.49
at beginning
of year

Granted                                  30,000     $7.00    70,000   $3.19

Exercised          48,000     $1.61      75,000     $1.54   121,000   $1.60

Forfeited

Expired                                                       6,000   $2.25

Outstanding       200,000     $2.78     248,000     $2.55   293,000   $1.84
at end of
year

Options           168,000     $2.83     178,000     $2.71   168,000   $1.65
exercisable
at year end


Under the Company's defined contribution incentive savings plan, covering substantially all United States employees, Company contributions are based on varying percentages of the participants' total contributions. The aggregate contributions made by the Company to the savings plan and charged to operations were $42,000 (1997), $38,000 (1996), and $34,000 (1995).

7.    Leases

The Company leases certain facilities and equipment under operating leases. The leases generally require the Company to pay real estate taxes, insurance, and maintenance costs. Rental expense amounted to $544,000 (1997), $547,000
(1996), and $597,000 (1995).

Future minimum rental commitments as of December 31, 1997 for noncancelable leases (principally real estate) are as follows:

                             (In thousands)

                              1998 $   528
                              1999     317
                              2000     188
                                    $1,033


8.    Business Information by Geographic Area

The Company's operations consist of one business segment: the design, manufacture, and sale of radio frequency interference filters for digital electronic equipment to the commercial, military, and facility filter markets. Operations are conducted principally in the United States, Mexico, and Germany. The net assets of the Company's operations located outside the United States at December 31 were: $2,727,000 (1997), $3,080,000 (1996), and
$2,660,000 (1995).

Foreign sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, governmental regulations (including import and export controls), restrictions on currency repatriation and labor relations laws.

Intercompany transactions consist of the transfer of raw material between the United States parent and its manufacturing subsidiary and the purchase of finished goods by the United States parent or its German subsidiary. Raw materials are transferred at cost. Finished goods are purchased at predetermined transfer prices that allow the parent or its manufacturing subsidiary to recover cost plus an operating profit.

No single customer accounted for 10% of net sales for any of the years presented.

Interest and dividend income, interest expense and general corporate expenses are not allocated to specific geographic areas. Corporate assets consist of cash and cash equivalents.

	                   ( In Thousands)


                         United States(A)                  Germany

                      1997      1996     1995       1997     1996     1995
Revenues:
Net sales          $28,901   $24,935  $24,098     $7,650   $7,445   $5,424
Intercompany         5,004     5,840    4,013         28        8        3
transfers

Geographic area    $33,905   $30,775  $28,111     $7,678   $7,453   $5,427
totals

Operating income    $5,311    $4,411   $3,458       $119     $108     $215
(loss)

Identifiable assets
at December 31:
Operating Assets   $13,710   $14,877  $13,249     $1,815   $2,101   $1,640
Corporate Assets
Total Assets


                               Other                    Consolidated

                      1997     1996     1995       1997      1996       1995
Revenues:
Net sales             $237     $786   $1,138    $36,788   $33,166    $30,660
Intercompany         4,287    3,607    3,079      9,319     9,455      7,095
transfers
Geographic area     $4,524   $4,393   $4,217    $46,107   $42,621    $37,755
totals

Elimination of                                   (9,319)   (9,455)    (7,095)
intercompany
transfers

Net sales                                       $36,788   $33,166    $30,660

Operating income      $287      $75     $255     $5,717    $4,594     $3,928
Interest  income                                    296       118        (64)
(expense)

General corporate                                (1,000)   (1,029)     (897)
expenses

Income before income                             $5,013    $3,683    $2,967
taxes

Identifiable assets
at December 31:
 Operating Assets   $1,221   $1,460   $1,618    $16,746   $18,438   $16,507
 Corporate Assets                                 8,232     4,789       887
 Total Assets                                   $24,978   $23,227   $17,394

(A) Direct export sales of $2,046,000, $1,259,000, and $1,126,000 for 1997,
1996, and 1995, respectively, are included under "United States."

9.    Earnings Per Share Data

The following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation for net income.


                                               Weighted
                                    Net          Avg
                                   Income       Shares       Per Share
                                (Numerator)   (Denominator)    Amounts

Year ended December 31, 1997:
Basic EPS
Income available to common       $3,003,000     3,817,217       $ .79
stockholders
Effect of Dilutive Options                        134,291

Diluted EPS
Income available to common       $3,003,000     3,951,508       $ .76
stockholders plus assumed
conversions


Year ended December 31, 1996:
Basic EPS
Income available to common       $5,472,000     3,784,844       $1.45
stockholders
Effect of Dilutive Options                        172,000

Diluted EPS
Income available to common       $5,472,000     3,956,844       $1.38
stockholders plus assumed
conversions

Year ended December 31, 1995:
Basic EPS
Income available to common       $2,786,000     3,686,605        $.76
stockholders
Effect of Dilutive Options                        180,004

Diluted EPS
Income available to common       $2,786,000     3,866,609        $.72
stockholders plus assumed
conversions



10.  Subsequent Event [unaudited]

On March 10, 1998 the Company entered into an Agreement and Plan of Merger by and among Communications Instruments, Inc., a North Carolina corporation ("CII"), RF Acquisition Corp., an Illinois corporation and wholly owned subsidiary of CII ("Merger Sub") and the Company (the "Merger Agreement"). CII is owned by Code Hennessy & Simmons, LLC, a Chicago based private investment firm, and CII management. Pursuant to the Merger Agreement, (a) CII will acquire all of the Company's issued and outstanding shares of common stock for $13.00 per share in cash, or approximately $51.2 million, and (b) Merger Sub will merge with and into the Company (the "Merger"), with the Company being the surviving corporation in the Merger.

The closing of the Merger is subject to the satisfaction of certain conditions, including, among other matters, approval by the holders of two-thirds of the issued and outstanding shares of common stock of the Company, certain regulatory approvals and receipt by CII of debt financing necessary to consummate the Merger, a commitment for which has been provided by Bank of America National Trust and Savings Association. This financing is subject to certain conditions, including the execution of a definitive credit agreement satisfactory to Bank of America.

CII also entered into an agreement with Werner E. Neuman, the President and Chairman of the Board of Directors of the Company, and James A. Steinback, a Director of the Company, whereby such individuals agreed to vote in favor of the Merger. These two individuals hold approximately 31% of the shares outstanding.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  CORCOM, INC. AND SUBSIDIARIES


       Column A              Column B     Column C     Column D     Column E
       -------------------   ----------  ---------    ---------   ----------
                                         Additions    Deductions
                                         ---------    ----------
                             Balance at  Charged to                Balance at
                             Beginning   Costs and                    End
       Description           of Period   Expenses      Describe      Period
       -------------------   ----------  ----------    ---------   ----------
Year ended December 31, 1997:
Allowance for doubtful            $76       $26          $42(A)        $60
 accounts

Reserve for excess and            558       252          319(B)        491
 obsolete inventories


Year ended December 31, 1996:
Allowance for doubtful            $80       $33             $37(A)     $76
 accounts

Reserve for excess and            583       386             411(B)     558
 obsolete inventories

Year ended December 31, 1995:
Allowance for doubtful           $145       $77            $142(A)     $80
 accounts

Reserve for excess and            523       489             429(B)     583
 obsolete inventories


Note A - Uncollectible accounts written off, net of recoveries

Note B - Obsolete inventories disposed of and written off

                             SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 1998


CORCOM, INC.
(Registrant)

By:
s/s Thomas J. Buns
Thomas J. Buns
Vice President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Title                            Date
WERNER E. NEUMAN*       President and Director         )
(Werner E. Neuman)      (Principal Executive Officer)  )
                                                       )
THOMAS J. BUNS          Vice President and Treasurer   )
(Thomas J. Buns)        (Principal Financial and       )
                        Accounting Officer)            )
                                                       )
BRUCE P. ANDERSON*      Director                       )
(Bruce P. Anderson)                                    )
                                                       )
CAROLYN A. BERRY*       Director                       )
(Carolyn A. Berry)                                     )
Director                                               )
                                                       )  March 18, 1998
HERBERT L. ROTH*        Director                       )
(Herbert L. Roth)                                      )
                                                       )
JAMES A. STEINBACK*     Director                       )
(James A. Steinback)                                   )
                                                       )
GENE F. STRAUBE*        Director                       )
(Gene F. Straube)                                      )
                                                       )
RENATO TAGIURI*         Director                       )
(Renato Tagiuri)                                       )


* By   	Thomas J. Buns
	Thomas J. Buns
	Attorney-in-fact

                                 Exhibit Index

Exhibit
No.        Description
2.1 Agreement and Plan of Merger dated as of March 10, 1998 by and among Corcom, Inc., Communications Instruments, Inc. and RF Acquisitions Corp, filed as Exhibit 2.1 to registrant's Current Report on Form 8-K (date of report March 10, 1998) and hereby incorporated by reference.

3.1 Registrant's Articles of Incorporation and all amendments thereto, filed as Exhibit 3.1 to registrant's 10-Q for the quarter ended July 2, 1994 and hereby incorporated by reference.

3.2 Registrant's By-laws, as amended, filed as Exhibit 3 (ii) to registrant's Form 10-Q for the quarter ended July 3, 1993 and hereby incorporated by reference.

10.1 Office space lease between registrant and Komotsu Dresser Corporation, filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended July 2, 1994 and hereby incorporated by reference.

10.2* Medical reimbursement plan, filed as Exhibit 13.11 to registrant's registration statement on Form S-1, Reg. No. 2-67474, and hereby incorporated by reference.

10.3* CORCOM, Inc. 1985 Key Employee's Incentive Stock Option Plan, filed as
      Exhibit 10.7 to registrant's Form 10-K for 1985, and hereby incorporated by reference.

10.4* CORCOM, Inc. 1991 Director's Stock Option Plan, filed as Exhibit 10.5 to registrant's Form 10-K for 1990, and hereby incorporated by reference.

10.5* Amendment to CORCOM, Inc. 1991 Director's Stock Option Plan as adopted in March, 1992, filed as Exhibit 10.7 to registrant's Form 10-K for 1991, and hereby incorporated by reference.

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

10.10* Employment agreement between Thomas J. Buns and registrant dated
       November 18, 1991, filed as exhibit 10.19 to registrant's Form 10-K for 1991 and hereby incorporated by reference.

10.11* Executive bonus plan for 1995, filed as Exhibit 10.11 to registrant's
       Form 10-K for 1994 and hereby incorporated by reference.

10.12* Executive bonus plan for 1996, filed as Exhibit 10.10 to registrant's
       Form 10-K for 1995 and hereby incorporated by reference.

10.13* Executive bonus plan for 1997, filed as Exhibit 10.14 to registrant's
       Form 10-K for 1996 and hereby incorporated by reference.

10.14* Executive bonus plan for 1998.

10.15* CORCOM, Inc. 1994 Directors' Stock Option Plan, filed as Exhibit 10.24 to registrant's Form 10-K for 1993, and hereby incorporated by reference.

10.16 Credit Agreement with American National Bank and Trust Company of Chicago dated December 31, 1996, filed as Exhibit 10.16 to registrant's Form 10-K for 1996 and hereby incorporated by reference.

10.17* CORCOM, Inc. 1997 Key Employees' Incentive Stock Option Plan, filed as
       Exhibit 10.1 to registrants Form 10-Q for the quarter ended June 28, 1997 and hereby incorporated by reference

10.18  ABN AMRO engagement letter dated March 7, 1996 as amended January 16,
       1998

22.1   Significant subsidiaries of the registrant are listed  below:
       Subsidiary               State or Other
                                Jurisdiction of Incorporation or Organization
       Corcom S.A. de C.V       Mexico

23.1   Consent of Coopers & Lybrand, LLP

24.1   Power of Attorney

27.1   Financial Data Schedule (EDGAR only)

99.1 Voting Agreement dated as of March 10, 1998 by and among RF Acquisition Corp, James A. Steinback, and Werner E. Neuman filed as Exhibit 99.1 to registrant's Current Report on Form 8-K (date of report March 10, 1998) and hereby incorporated by reference.

99.2 Press Release dated March 11, 1998 filed as Exhibit 99.2 to registrant's Current Report on Form 8-K (date of report March 10, 1998) and hereby incorporated by reference


* - Management contract or compensatory plan