Form 10-Q
period 1998-04-04
CORCOM INC
filed 1998-05-04
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
                                 (Mark One)


  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              	   THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended April 4, 1998

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


                                Not Applicable
         -----------------------------------------------------------------
		  Former name, former address and former fiscal year,
			     if changed since last report.


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

Common Stock, No Par Value - 3,823,243 Shares as of April 24, 1998

Exhibit Index on Page 9

                                CORCOM, INC.
                                   INDEX


PART I - FINANCIAL INFORMATION                              Page No.

Item 1.	Financial Statements

        Consolidated Balance Sheets -                           3
        April 4, 1998 (unaudited) and December 31,
        1997

        Consolidated Statements of Income                       4
        (unaudited)--for the 13 weeks ended April 4,
        1998 and March 29, 1997

        Consolidated Statements of Cash Flows                   5
        (unaudited) - for the 13 weeks ended April 4,
        1998 and March 29, 1997

        Notes to Consolidated Financial Statements              6

Item 2.	Management's Discussion and Analysis of Financial	7
        Condition and Results of Operations

Item 3. Quantitative and qualitative disclosures about          N/A
        market risk


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                        9

        Signatures                                              9

        Exhibit 10.1 - Revolving Line of Credit Note            10

        Exhibit 27.1 - Financial Data Schedule                  N/A
        (EDGAR ONLY)

                PART I. FINANCIAL INFORMATION

                           CORCOM, INC.
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)





                                        April 4, 1998   December 31, 1997
                                         (unaudited)
                                        -------------   -----------------
ASSETS
CURRENT ASSETS
Cash & cash equivalents                       $ 8,151            $8,232
Accounts receivable (net)                       5,250             4,599
Inventories - Note B                            5,883             6,192
Deferred income tax benefit, net                  760               885
Other current assets                              806               596
     Total current assets                      20,850            20,504

PROPERTY, PLANT & EQUIPMENT - AT COST          19,804            19,323
Less accumulated depreciation & amortization   15,156            14,849
                                                4,648             4,474

TOTAL ASSETS                                  $25,498           $24,978


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt             $    62           $    62
Accounts payable                                1,515               767
Other accrued liabilities                       1,133             2,077
     Total current liabilities                  2,710             2,906

LONG TERM DEBT                                     25                40

STOCKHOLDERS' EQUITY
Common stock, no par value:
Authorized 10,000,000 shares; issued
3,921,543 shares in 1998 and 3,863,543
shares in 1997                                 14,217            14,134
Retained Earnings                               9,726             9,026
Accumulated exchange rate adjustments            (335)             (283)
Less cost of common stock in treasury:
98,300 shares in 1998 and 1997                   (845)             (845)
      Total stockholders' equity               22,763            22,032

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $25,498           $24,978

See notes to Consolidated Financial Statements

                            CORCOM, INC.
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (In thousands, except share data)





                                              Thirteen Weeks Ended
                                        ---------------------------------
                                        April 4, 1998      March 29, 1997
                                        -------------      --------------
Net Sales                                      $9,385             $8,993
Costs and expenses
    Cost of sales                               5,862              5,624
    Engineering expenses                          425                338
    Selling, administrative and other
    expenses                                    2,042              1,976
    Interest expense                                2                  3
    Interest income                              (114)               (49)
                                                8,217              7,892

Income before income tax                        1,168              1,101

Income tax provision                              468                360

Net income                                     $  700             $  741

Weighted avg shares outstanding (Basic)     3,782,425          3,825,708

Weighted avg shares outstanding (Diluted)   3,875,393          3,971,246

Net earnings per share (Basic) - Note C          $.19               $.19

Net earnings per share (Diluted) - Note C        $.18               $.19

Cash dividends have not been declared in the periods covered by these statements

See notes to Consolidated Financial Statements

                              CORCOM, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (In thousands)



                                                 Thirteen Weeks Ended
                                            --------------------------------
                                            April 4, 1998     March 29, 1997
                                            -------------     --------------
OPERATING ACTIVITIES
  Net cash flows from operating activities         $ 346             $1,556

INVESTING ACTIVITIES
  Additions to property, plant, & equipment
  (net)                                             (495)              (524)

FINANCING ACTIVITIES
  Stock options exercised                             83                 26
  Repayments of notes payable and long-term
  debt                                               (15)               (16)
TOTAL FINANCING ACTIVITIES                            68                 10



(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS      (81)             1,042

Cash and cash equivalents at beginning of
period                                             8,232              4,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $8,151             $5,831


See notes to Consolidated Financial Statements

                               CORCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in a format provided by the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Major classes of the Company's inventories are as follows (in thousands):

                                    April 4, 1998     December 31, 1997
Finished products                         $1,758               $2,188
Materials and work-in-process              4,125                4,004
                                          $5,883               $6,192


NOTE C - EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the each period.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for net income:


                                                    Weighted Avg
                                       Net Income      Shares      Per Share
                                       (Numerator)  (Denominator)   Amounts

Thirteen weeks ended April 4, 1998:
BASIC EPS
Income available to common
shareholders                            $ 700,000      3,782,425      $.19
Effect of dilutive options                                92,968
DILUTED EPS
Income available to common
shareholders plus assumed conversions   $ 700,000      3,875,393      $.18


Thirteen weeks ended March 29, 1997:
BASIC EPS
Income available to common
shareholders                            $ 741,000      3,825,708      $.19
Effect of dilutive options                               145,538
DILUTED EPS
Income available to common
shareholders plus assumed conversions   $ 741,000      3,971,246      $.19

NOTE D - INCOME TAXES

The components of the net deferred tax asset, tax effected, recognized in the accompanying balance sheet as of April 4, 1998 and December 31, 1997 are as follows (in thousands):



                                        April 4, 1998    December 31, 1997
Deferred tax assets                         $  1,148             $  1,273
Less: valuation reserve                         (388)                (388)
Net deferred tax assets                     $    760             $    885


NOTE E - MERGER

On March 10, 1998, the Company entered into an Agreement and Plan of Merger by and among Communications Instruments, Inc., a North Carolina corporation ("CII"), RF Acquisition Corp., an Illinois corporation and wholly owned subsidiary of CII ("Merger Sub") and the Company (the "Merger Agreement").
CII is owned by Code Hennessy & Simmons, LLC, a Chicago based private investment firm, and CII management. Pursuant to the Merger Agreement, (a) CII will acquire all of the Company's issued and outstanding shares of common stock for $13.00 per share in cash, or approximately $51.2 million, and (b) Merger Sub will merge with and into the Company (the "Merger"), with the Company being the surviving corporation in the Merger.

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - First quarter 1998 vs. first quarter 1997

CORCOM's net sales for the first quarter of 1998 were $9,385,000, an increase of 4.4% from the $8,993,000 reported for the first quarter of 1997. This increase was the result of volume increases in the Company's North American commercial filter business. There were no appreciable price changes year to year.

Cost of sales for the current quarter were 62.5% of net sales, about the same as the year ago period. A portion of the Company's manufacturing costs are Mexican peso-based. While this currency has been relatively stable over the past year versus the US dollar, the Company's manufacturing costs could rise if the value of the peso increases relative to the dollar, or if inflation in Mexico escalates.

Engineering expenses, at $425,000 in the first quarter of 1998, were 26% higher than the $338,000 reported in the first quarter of 1997, the result of an increased commitment to new product development. Selling, administrative and other expenses rose in 1998 to $2,042,000 from the $1,976,000 reported in the first quarter of 1997. The largest component of this increase were higher commission expenses on the higher level of sales volume.

Interest income in first quarter of 1998 period was $114,000 compared with $49,000 in the first quarter of 1997. This was the result of higher cash investments in the 1998 period.

The Company's pre-tax earnings for the first quarter of 1998 were $1,168,000 as compared with $1,101,000 for the first quarter of 1997. The reasons for the improvement are discussed above.

The Company recorded a provision for income taxes of $468,000, or 40% of pretax income, in the first quarter of 1998 as compared to a provision of $360,000, or 33% of pretax income, in the first quarter of 1997.

After tax, the Company's net earnings for the first quarter of 1998 were $700,000 ($.19 per share basic, $.18 per share diluted). This compares to net earnings in the year ago period of $741,000 ($.19 per share basic, $.19 per share diluted).


Liquidity and Capital Resources

As of April 4, 1998, the company had cash reserves on hand of $8,151,000 as compared to $8,232,000 as of December 31, 1997. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago is still in place. This agreement is an unsecured line of credit with maximum borrowings of $4,000,000, or 80% of eligible accounts receivable, whichever is less. Interest on this loan is the Company's choice of either LIBOR plus one hundred fifty basis points, or the Bank's prime rate. This agreement, which was to have expired April 30, 1998, has been extended through June 30, 1998 (see exhibit 10.1). There were no borrowings against this agreement as of April 4, 1998.

The Company does not believe it will need to identify additional sources of capital over the next year and feels that current cash reserves, cash provided by operating activities, and the existing credit facility will be sufficient to meet its operating needs and capital resource requirements.


Year 2000 Issues

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

PART II. OTHER INFORMATION

CORCOM, INC.



Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibit No.     Description                                     Page
	----------	------------------------------------		----
        10.1            Revolving Line of Credit Note                    10
        27.1            Financial Data Schedule (EDGAR only)             N/A

(b) The Company filed a Current Report on Form 8-K (date of report March 10, 1998) during the thirteen week period ended April 4, 1998, covering items 5 and 7 to report the execution of the Merger Agreement


                             CORCOM, INC.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 4, 1998


Corcom, Inc.
(Registrant)

s/s Thomas J. Buns
By: Thomas J. Buns
Vice President & Treasurer
(Principal Financial Officer)