Form 10-K/A
period 1997-12-31
CORCOM INC
filed 1998-05-07
CIK 316402

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-K/A

                         AMENDMENT NO. 1



[X]      AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1997

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 0-9487


          _____________________CORCOM, INC.____________________
         (Exact name of registrant as specified in its charter)



	The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)


PART I          Item 1.     Business
                Item 7.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 7, 1998

CORCOM, INC.
(Registrant)

s/s Thomas J. Buns
By: Thomas J. Buns
Vice President & Treasurer
(Principal Financial and Accounting Officer)

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

	The Company has 35 international representative/distributors plus wholly-owned subsidiaries in Germany and Mexico. This network sold into 24 countries in 1997. Primary export markets include Canada, Germany, the United Kingdom, France, Italy, Spain, Sweden, Japan, South Korea, Taiwan, and Hong Kong. International catalogs are published in German and English. During 1997 the Company closed its direct sales office in Hong Kong but continues to serve this market through local distributors. Total international sales, which include the sales from Corcom's German subsidiary, totaled $9,933,000 in 1997 (27.0% of net sales), $9,490,000 in 1996 (28.6% of net sales) and $7,688,000 in 1995 (25.1% of net sales). For further business information by geographic area, reference is made to note 8 to the Consolidated Financial Statements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CORCOM's net sales for 1997 were $36,788,000, an increase of 10.9% from the $33,166,000 reported for the previous year. The bulk of the increase came in the form of a volume increase in the Company's North American commercial filter business, the result of an increase in the overall electronics market. Volume increases represented approximately $3,258,000 of the total increase of $3,622,000. There were no appreciable price changes year to year. Between 1995 and 1996, sales increased 8.2%. Most of this increase came as a result of volume increases in the Company's North American and European commercial filter businesses. The increase in North America was the result of an increase in the overall electronics market. The increase in Europe was principally attributable to more stringent European RFI/EMI testing regulations which went into effect January 1, 1996. There were no appreciable price changes in this period either.

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

Liquidity and Capital Resources

	As of December 31, 1997, the Company had cash reserves on hand of $8,232,000 as compared with $4,789,000 cash on hand as of December 31, 1996. As detailed in the Consolidated Statements of Cash Flow presented on page F-6 of this Form 10-K, this increase in cash was the net result of cash provided by operating activities (principally net income plus depreciation) of $5,558,000, less cash invested in property, plant, and equipment of $1,288,000, less cash used in financing activities (principally the repurchase of Corcom common shares for treasury) of $827,000. This cash is invested in money-market, Eurodollar, and other conservative and liquid vehicles. In addition to current cash reserves, the Company's loan agreement with American National Bank and Trust Company of Chicago was renewed on December 31, 1996
and is now in effect until April 30, 1998.   This agreement is an unsecured
line of credit with maximum borrowings of  $4,000,000, or 80% of eligible
accounts receivable, whichever is less.   Interest on this loan is the
Company's choice of either LIBOR plus 150 basis points, or the Bank's prime rate. There were no borrowings against this agreement as of either December 31, 1997 or 1996.

	As of December 31, 1997, the Company had foreign income tax carryforwards of $1,894,000, principally in Hong Kong, Mexico and the West Indies. Approximately $1,485,000 of the foreign NOL carryforwards have no expiration date. The company had no domestic income tax NOL carryforwards remaining as of December 31, 1997.

        Management feels that existing cash balances and the existing bank line of credit will be sufficient to support its cash needs through 1998. Except for a significant change in general economic conditions affecting the Company, its suppliers, and/or its customers, the Company is not aware of any trends which would be reasonably likely to result in the Company's liquidity increasing (other than as a result of profitable operations) or decreasing in a material manner.

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